Form 10QSB
period 2002-06-30
PACIFIC SPIRIT INC
filed 2003-02-27
CIK 1140505

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002

                             Commission File Number:

                              Pacific Spirit, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   98-0349685


                                   ----------
                        (IRS Employer Identification No.)

                                11640-96 A Avenue
                             Vancouver, B.C., Canada

                    (Address of principal executive offices)
                       ----------------------------------
                                      None

          (Former name or former address, if changed since last report)
                                 --------------
                                     V3V2A1

                                   (Zip Code)
                                   ----------
                                 (604) 760-1400

                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2002 was 1,356,000 common shares.

PART I


ITEM 1. FINANCIAL STATEMENTS.

     The un-audited financial statements for the three-month period ended June 30, 2002 are attached hereto.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.


History And Organization

         Pacific Spirit, Inc. (the "Company") was recently incorporated under the laws of the state of Nevada on May 4, 2001. We have not commenced business operations and we are considered an exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a geologist's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 2,500,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of this offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

Proposed Business

     On June 7, 2001, Pacific Spirit acquired a 30 year mineral lease from Nevada Mine Properties II, Inc., the owner of six unpatented lode mineral claims, sometimes referred to as the "Del Oro" property in Nevada. There is no affiliation between Pacific Spirit and the lessor. An unpatented claim is one in which more assessment work is necessary before all mineral rights can be claimed. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in our property until exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

         Under the terms of the mineral lease, Pacific Spirit may extend the initial term for one additional period of 30 years by giving the owner notice of such extension not less than thirty days prior to the expiration of the initial term or any extension thereof. Pacific Spirit has the exclusive possession of the property for mining purposes during the term of the lease.

         If Pacific Spirit fails to comply with any of the provisions of the lease and does not initiate and diligently pursue steps to correct the default within thirty days after notice has been given to it by owner specifying with particularity the nature of the default, then upon the expiration of the thirty-day period, all rights of Pacific Spirit under the lease terminate and all liabilities and obligations of Pacific Spirit except royalties then due terminate. Any default claimed with respect to the payment of money may be cured by the deposit in escrow of the amount in controversy (not including claimed consequential, special, exemplary, or punitive damages) and giving of notice of the deposit to the owner, the amount to remain in escrow until the controversy is resolved by decision of a court or otherwise. If Pacific Spirit by notice to owner disputes the existence of a default, then the lease shall not terminate unless Pacific Spirit does not initiate and diligently pursue steps to correct the default within thirty days after the existence of a default has been determined by decision of a court or otherwise.

         Under the terms of the lease, Pacific Spirit is obligated to pay royalties of 4% of the net returns from all minerals sold or processed. In addition, Pacific Spirit must pay a minimum annual royalty as follows, of which the first payment of $5,000 has already been made:

                  Anniversary Date                  Amount
                 June 7, 2002                      $ 8,000.00
                 June 7, 2003                      $16,000.00
                 June 7, 2004                      $24,000.00
                 June 7, 2005                      $50,000.00
                 June 7, 2006 and thereafter       $50,000.00

         Our business activities to date have been restricted to obtaining a report from our mining engineer, Sam S. Arentz, III, and preparing this offering. According to Mr. Arentz's report, the six Del Oro claims were staked in 1986 by wx syndicate who completed 12 shallow air track drill holes which returned gold assays in the amount of 0.019 Ounces per ton over 10 feet to 0.010 Ounces per ton over 50 feet.

         In 1992, Equinox Resources assumed the operations of the wx Syndicate. The Del Oro claims were leased in 1993 to Cameco U. S., Inc. which conducted magnetic surveys, rock and limited soil sampling and then drilled 4,610 feet in eleven reverse circulation drill holes. This drilling returned anomalous gold assays to 0.012 ounces per ton over 25 feet north of the present claim position. Cameco surrendered their lease in 1994 to Nevada Mine Properties, Inc. (a subsidiary of Hecla Mining Co.). Subsequently Nevada Mine Properties quit-claimed the property to Nevada Mine Properties II,Iinc (no association with Hecla).

         In 1995 Newhawk Gold Mines LTD. Acquired a land position in the area which included a lease on the Del Oro Property. A regional soil grid survey in 1996 resulted in a three-hole 1,850 foot reverse circulation drill program testing the roots beneath the previously drilled air track targets. Drill intercepts returned 0.017 ounces per ton of gold over 15 feet. The leased property has been maintained by Nevada Mine Properties II, Inc. Since 1998. In June 2001, Pacific Spirit Inc. leased the six claims from Nevada Mine Properties II, Inc.

      Mr. Arentz recommends a two phase program to explore the Del Oro Property. Phase 1 includes additional claim staking followed by geologic mapping and rock chip and soil sampling. A five hole, 2,500 foot reverse circulation drill program is proposed for phase 1. If drilling intersects gold values in the 0.05 To 0.10 Ounces per ton range over thicknesses of tens of feet, then consideration would be given toward a phase 2 effort which would include an additional 5000 feet of reverse circulation drilling.

PHASE 1 - PROPOSED BUDGET

                                                     ESTIMATED COSTS (US$)
                                                     ---------------------
Claim Acquisition                                                 2,000.
Rock and Soil Sampling and Assays                                 2,500.
Geologic Mapping                                                  3,000.
Drilling + Assays (2,500' @ $15 / Ft)                            37,500.
Reclamation                                                       5,000.
Report Preparation                                                3,000.
                                                                  ------
                                                                         53,000.

PHASE 2 - PROPOSED BUDGET

                                                     ESTIMATED COSTS (US$)
                                                     ---------------------
Drilling + Assays (5000' @ $15 / Ft)                             75,000.
Reclamation                                                       5,000.
Report Preparation                                                3,000.
                                                                  ------
                                                                         83,000.

Location and Access

     The Del Oro Property is Located in Sections 29, 30, and 31, Township 31 North, Range 38 East, MDB&M, Pershing county, Nevada. The claims are situated in the Goldbanks Mining District approximately 28 miles south of Winnemucca, Nevada. Access from Winnemucca is south along the Grass Valley paved / gravel road for approximately 22 miles, turning southwest onto a dirt road toward the east range about one mile north of Leach Hot Springs. The dirt road runs generally down-slope toward the southwest for approximately four miles, then changes to a south-southeast direction and begins upslope for approximately three miles here the road enters unnamed drainage and continues approximately two and one half miles southwest onto the north side line of the claims.

Our Proposed Exploration Program

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties, and if any minerals which are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate our claims.

     We do not claim to have any minerals or reserves whatsoever at this time on any of our claims. We intend to implement an exploration program and to proceed in the following two phases:

     Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites.

     When research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geo-chemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin drilling the area.

         Once drilling is performed samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted. Phase 1 will take about three months and cost up to $53,000.

     Phase 2 involves an initial examination of the underground characteristics of the mineralization structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

     -    more extensive drilling
     -    more advanced geophysical work

         Drilling identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study. Phase 2 will take about six months and cost up to $83,000. We do not intend to interest other companies in the property if we find mineralized materials.

Competitive Factors

     The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral reserves. We may be one of the smallest exploration companies in existence. Although we will be competing with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available markets exist in North America and around the world for the sale of minerals. Therefore, we intend to explore mining claims to the production point in which major mining production companies would seriously consider pursuing the property as a valuable and significant acquisition.

Regulations

         Our exploration activities will be subject to the Federal Land Policy And Management Act of 1976 in addition to surface management regulations issued in 1980 by the Bureau of Land Management in the Code of Federal Regulations. These statutes and regulations are designed to protect public lands from unnecessary or undue degradation and to ensure that areas disturbed during the search for and extraction of mineral resources are reclaimed. BLM rules and regulations governing mining on federal lands include the preparation of a Draft Environmental Impact Statement, public hearings and approval of a final Environmental Impact Statement. The final Environmental Impact Statement will address county and state needs and requirements and covers issues and permit requirements concerning air quality, heritage resources, geology, energy, noise, soils, surface and ground water, wetlands, use of hazardous chemicals, vegetation, wildlife, recreation, land use, socioeconomic impact, scenic resources, health and welfare, transportation and reclamation. Bonding requirements for our exploration activities are developed from the final Environmental Impact Statement.

         We will follow these procedures for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

         The initial drill program outlined in Phase I will be conducted on BLM lands. The BLM will require the submittal of a plan of operation which would be used as the basis for the bonding requirement, water permit and reclamation program. The reclamation program could include both surface reclamation and drill hole plugging and abandonment. The amount of the bonding would be based upon an estimate by the BLM related to the cost of reclamation if done by an independent contractor. It is estimated the bonding requirement would be $5000.00. The water permit and fee is included in the reclamation cost which is estimated to be $1000.00.

         The estimate for Phase II reclamation and bonding is based on the assumption that we have completed the Phase I reclamation and that the $5000.00 Phase I bond is still in place. Based upon this assumption, it is estimated that an additional bond of $5,000.00 would be required for Phase II for a total bonding requirement of $10,000.00.


         Following the completion of a feasibility study at the completion of Phase II, we would be subjected to the BLM rules and regulations governing mining on federal lands including a draft environmental impact statement or EIS, public hearings and a final EIS. The final EIS would address county and state needs and requirements and would cover issues and permit requirements concerning: air quality, heritage resources, geology, energy, noise, soils, surface and ground water, wetlands, use of hazardous chemicals, vegetation, wildlife, recreation, land use, socioeconomic impact, scenic resources, health and welfare, transportation and reclamation. Bonding requirements for mining are developed from the final EIS. A draft EIS would be submitted following a feasibility study that could only be performed at the completion of Phase II of the exploration plans. It is impossible to know at this time how long it would take to obtain a final EIS because we can not yet say what the feasibility study will reveal.


         We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations. Pacific Spirit anticipates that it will be required to post bonds in the event the expanded work programs involve extensive surface disturbance.

Employees

         Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Pacific Spirit will consider hiring technical consultants as funds from this offering and additional offerings or revenues from operations in the future permit. At present, our only employee is Mr. Solota.

Employees

     Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Pacific Spirit will consider hiring technical consultants as funds from this offering and additional offerings or revenues from operations in the future permit. At present, our only employee is Mr. Sotola.

Employees and Employment Agreements

     At present, we have no employees, other than Mr. Peter Sotola, our president and sole director who has received no compensation for his services. Mr. Sotola does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

         To meet our need for cash we are attempting to raise money from this offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied first to exploration and then if reserves are found, to development, if warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

     We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must conduct research and exploration of our properties. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 4, 2001

         On June 7, 2001 we acquired our first interest in un-patented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our operations on that property. We have paid $5,000 for a mining lease. As of December 31, 2001, the date of our latest audited financial statements, we have experienced operating losses of $40,255.

Plan of Operations

     Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 4, 2001 to May 31, 2001 was $25,000 as a result of proceeds received from our president and sole director. Our business activities to date have been restricted to obtaining a mining engineer's report and preparing this offering.

         Pacific Spirit 's plan of operations for the next twelve months is to undertake Phase I of the drilling and exploration program. Phase I is estimated to be cost $53,000.00 and therefore can not be completed unless more than 75% of the offering is sold. If only 50% of the offering is sold, we will be able to make an annual royalty payment, obtain permits, bonds and conduct land preparation along with surveying, drill site location and some drilling, but we will not be able to complete our exploration program or analyze the results. If only 25% of our offering is sold, we will be able to pay the offering expenses only. If less than 25% of the offering is sold we will become indebted for offering expenses and we may have to cease operations entirely. We have no plan to engage in any alternative business if Pacific Spirit ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

         Phase I will involve drilling five holes to investigate the extent of mineralization of the claims which will include additional claim staking followed by geologic mapping and rock chip and soil sampling. Claim staking is estimated to cost $2,000. Geological mapping, rock chip and soil sampling will cost approximately $5,500. Drilling expenses are expected to about $37,500 and reclamation about $5,000. Expenses associated with the geologist's report for Phase I are anticipated to be approximately $3,000.

Liquidity and Capital Resources

         As of the date of this registration statement, we have yet to generate any revenues from our business operations. Since our inception, Mr. Sotola has paid $25,000 in cash in exchange for 2,500,000 shares of common stock. This money has been utilized for organizational and start-up costs and as operating capital. As of December 31, 2001 we had sustained operating losses $40,255.

         We will not able to conduct meaningful business operations unless we sell at least 50% of this offering. In addition, unless more than 75% of the offering is sold, we will not be able to complete Phase I. Assuming sufficient funds are raised in this offering to complete Phase I, we will be able evaluate within the next 12 months whether to proceed with Phase II. Should we decide to proceed with Phase II, we will be required to raise an additional $83,000.00 in addition to offering expenses.

         According to the terms or our mineral lease, we are obligated by June 7, 2002 to pay a minimum royalty of $8,000 followed by annual minimum royalty payments thereafter of $16,000 in 2003, $24,000 in 2004, $50,000 in 2005 and
$50,000 every year thereafter. We will be required to renegotiate the terms of the mineral lease in the event we are unable to raise sufficient funds in time to meet these obligations.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

(b)      Reports  on Form 8-K - NONE

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 17, 2002                                       /s/ Peter Sotola
                                                                  Peter Sotola
                                                                     President


                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)


                                                   ASSETS                        June 30,         December 31,
                                                                                   2002               2001
Current
   Cash                                                                      $        2,024      $           29


                                                   LIABILITIES
Current
   Accounts payable                                                                  17,247              14,534
   Advance from a director                                                            7,750                 750

                                                                                     24,997              15,284


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Note 3
    100,000,000 shares authorized
      2,500,000 shares issued                                                         2,500               2,500
Paid in capital                                                                      22,500              22,500
Deficit accumulated during the pre-exploration stage                            (    47,973)        (    40,255)

                                                                                (    22,973)        (    15,255)

                                                                             $        2,024      $           29



                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
  for the three months ended June 30, 2001, the six months ended June 30, 2002 and for the period May 4, 2001 (Date of Incorporation) to June 30, 2001 and 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                 May 4, 2001                               May 4, 2001
                                            Three months           (Date of            Six months            (Date of
                                               ended          Incorporation) to          ended          Incorporation) to
                                              June 30,             June 30,             June 30,             June 30,
                                                2002                 2001                 2002                 2002
Expenses
   Accounting and audit fees             $           3,628    $           1,746    $           5,128    $           9,610
   Bank charges                                        104                   50                  152                  304
   Exploration costs                                 2,258                  344                2,258                3,247
   Incorporation costs                                   -                  900                    -                  900
   Legal fees                                            -                    -                    -               21,534
   Management fees                                       -                1,000                    -                7,000
   Mineral lease advance royalty
    Note 3                                             -                5,000                    -                5,000
   Office                                                -                    -                    -                  253
   Transfer agent fees                                 180                    -                  180                  180

Net loss before other item                   (       6,170)      (        9,040)      (        7,718)      (       48,028)
Other item
   Interest income                                       -                   27                    -                   55

Net loss for the period                   $ (        6,170)    $ (        9,013)   $  (        7,718)   $  (       47,973)

Basic and diluted loss per share         $   (      0.002)    $  (       0.005)    $  (       0.003)

Weighted average number of shares
outstanding                                      2,500,000            1,885,965            2,500,000



                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                     for the six months ended June 30, 2002,
             and for the period May 4, 2001 (Date of Incorporation)
                           to June 30, 2002 and 2001
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                   May 4, 2001          May 4, 2001
                                                               Six months            (Date of             (Date of
                                                                 ended          Incorporation) to    Incorporation) to
                                                                June 30,             June 30,             June 30,
                                                                  2002                 2001                 2002
Cash Flows from Operating Activities
   Net loss for the period                                 $  (        7,718)   $  (        9,013)   $  (       47,973)
   Change in non-cash working capital balance
   related to operations
     Prepaid expenses                                                      -      (         9,000)                   -
     Accounts payable                                                  2,713                  746               17,247

                                                              (        5,005)      (       17,267)      (       30,726)

Cash Flows from Financing Activities
   Capital stock issued                                                    -               25,000               25,000
   Advance from a director                                             7,000                    -                7,750

                                                                       7,000               25,000               32,750

Increase (decrease) in cash during the period                          1,995                7,733       (        2,024)

Cash (deficiency), beginning of the period                                29                    -                    -

Cash, end of the period                                    $ (         2,024)   $           7,733    $ (         2,024)

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest                                              $               -    $               -    $               -

     Income taxes                                          $               -    $               -    $               -



                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDER DEFICIENCY
       for the period May 4, 2001 (Date of Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional     During the Pre-
                                                 Common Shares              Paid-in        exploration
                                        --------------------------------
                                            Number         Par Value        Capital           Stage             Total

Capital stock issued for cash
                            at $0.01        2,500,000   $       2,500   $      22,500   $             -    $       25,000

Net loss for the period                             -               -               -     (      40,255)     (     40,255)

Balance, as at December 31, 2001            2,500,000           2,500          22,500     (      40,255)     (     15,255)

Net loss for the period                             -               -               -     (       7,718)     (      7,718)

Balance, as at June 30, 2002                2,500,000   $       2,500   $      22,500   $ (      47,973)   $ (     22,973)











                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
       for the period May 4, 2001 (Date of Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

Note 1        Interim Reporting

     While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2001 financial statements.

Note 2        Continuance of Operations

     The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2002, the Company has a working capital deficiency of $22,973, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $47,973 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments

              (a) Mineral Property

     By a lease agreement effective June 1, 2001 and amended June 25, 2002, the Company was granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County of the State of Nevada. The term of this lease is for 30 years, renewable for an additional 30 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

                  Minimum Advance Royalty Payments:

     The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following: - $5,000 upon execution (paid); - $8,000 on December 1, 2002; - $16,000 on June 7, 2003 - $24,000 on June 7, 2004
- $50,000 on June 7, 2005 and thereafter



Note 3        Commitments (cont'd)

     The Company paid $1,500 to extend the due date of the $8,000 payment.

     The Company can reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

                  Performance Commitment:

     In the event that the Company terminates the lease after June 1 of any year, it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the Company's activities on the property.

              (b) Initial Public Offering

     The Company has filed a SB-2 registration statement, which includes an initial public offering of 1,500,000 common shares at $0.05 per share. This offering is subject to regulatory approval. This offering will remain open for up to 150 days from the effective date of the offering.

     Subsequent to June 30, 2002, the Company received $5,000 as subscriptions for 100,000 common shares at $0.05 per share pursuant to the above noted SB-2.