Form 10QSB
period 2002-09-30
PACIFIC SPIRIT INC
filed 2003-02-27
CIK 1140505

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2002 was 2,500,000 common shares.

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

     (a) Exhibits - 99.1

(b)      Reports  on Form 8-K - NONE

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 17, 2002                                       /s/ Peter Sotola
                                                                  Peter Sotola
                                                                  President
                                                CERTIFICATIONS*

I, Peter Sotola, certify that;

1. I have reviewed this quarterly report on Form10-QSB of Pacific Spirit, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Janaury 17, 2003
/s/ Peter Sotola
Peter Sotola, CEO

     *Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.



                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                   ASSETS                     September 30,       December 31,
                                                   ------
                                                                                   2002               2001
                                                                                   ----               ----
Current
   Cash                                                                      $        5,383      $           29


                                                   LIABILITIES
Current
   Accounts payable                                                                  16,017              14,534
   Advance from a director                                                            7,750                 750

                                                                                     23,767              15,284


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Note 3
    100,000,000 shares authorized
      2,500,000 shares issued                                                         2,500               2,500
Paid in capital                                                                      22,500              22,500
Stock subscriptions - Note 3                                                         12,500                   -
Deficit accumulated during the pre-exploration stage                            (    55,884)        (    40,255)

                                                                                (    18,384)        (    15,255)

                                                                             $        5,383      $           29




                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
             for the three months ended September 30, 2002 and 2001,
                    the nine months ended September 30, 2002
             and for the period May 4, 2001 (Date of Incorporation)
                         to September 30, 2001 and 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                               May 4, 2001        May 4, 2001
                                         Three months     Three months      Nine months      (Date of Incor-    (Date of Incor-
                                            ended             ended            ended          poration) to        poration) to
                                        September 30,     September 30,    September 30,      September 30,      September 30,
                                             2002             2001              2002              2001                2002
                                             ----             ----              ----              ----                ----
Expenses
   Accounting and audit fees            $          855   $          650    $        5,983   $        2,396      $       10,465
   Bank charges                                     63               53               215              103                 367
   Exploration costs                                 -              645             2,258              989               3,247
   Incorporation costs                               -                -                 -              900                 900
   Legal fees                                        -           20,034                 -           20,034              21,534
   Management fees                               7,000            3,000             7,000            4,000              14,000
   Mineral lease advance royalty
    - Note 3                                         -                -                 -            5,000               5,000
   Office                                            -              253                 -              253                 253
   Transfer agent fees                               -                -               180                -                 180

Net loss before other item                  (    7,918)     (    24,635)      (    15,636)     (    33,675)        (    55,946)
Other item
   Interest income                                   7               24                 7               51                  62

Net loss for the period                  $ (     7,911)   $ (         )    $  (    15,629)  $  (    33,624)     $  (    55,884)

Basic and diluted loss per share        $   (  0.003)    $  (    0.01)     $  (   0.006)    $  (   0.015)

Weighted average number of  shares
outstanding                                  2,500,000        2,500,000         2,500,000        2,265,101



                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                  for the nine months ended September 30, 2002,
             and for the period May 4, 2001 (Date of Incorporation)
                         to September 30, 2001 and 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                   May 4, 2001          May 4, 2001
                                                              Nine months        (Date of Incor-      (Date of Incor-
                                                                 ended             poration) to         poration) to
                                                             September 30,        September 30,        September 30,
                                                                  2002                 2001                 2002
                                                                  ----                 ----                 ----
Cash Flows from Operating Activities
   Net loss for the period                                 $  (       15,629)   $  (       33,624)   $  (       55,884)
   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                                      -      (         1,000)                   -
     Accounts payable                                                  1,483               11,034               16,017

                                                              (       14,146)      (       23,590)      (       39,867)

Cash Flows from Financing Activities
   Capital stock issued                                                    -               25,000               25,000
   Stock subscriptions received                                       12,500                    -               12,500
   Advance from a director                                             7,000                  650                7,750

                                                                      19,500               25,650               45,250

Increase in cash during the period                                     5,354                2,060                5,383

Cash, beginning of the period                                             29                    -                    -

Cash, end of the period                                    $           5,383    $           2,060    $           5,383

Supplemental disclosure of cash flow information Cash paid during the period for:
     Interest                                              $               -    $               -    $               -

     Income taxes                                          $               -    $               -    $               -




                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 DEFICIENCY for the period May 4, 2001 (Date of
                      Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                  Deficit
                                                                                                Accumulated
                                                                                                 During the
                                                               Additional         Stock             Pre-
                                      Common Shares             Paid-in       Subscriptions     exploration
                             --------------------------------
                             --------------------------------
                                 Number         Par Value       Capital          Capital           Stage           Total
                                 ------         ---------       -------          -------           -----           -----

Capital stock issued for
 cash          - at $0.01        2,500,000   $       2,500   $      22,500  $           -     $             -  $       25,000

Net loss for the  period
                                         -               -               -              -       (      40,255)   (     40,255)

Balance, as at
 December 31, 2001               2,500,000           2,500          22,500              -       (      40,255)   (     15,255)
Stock subscriptions
 received                                                                          12,500                              12,500

Net loss for the  period
                                         -               -               -              -       (      15,629)   (     15,629)

Balance, as at
 September 30, 2002              2,500,000   $       2,500   $      22,500  $      12,500     $ (      55,884) $ (     18,384)


                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

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

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2002, the Company has a working capital deficiency of $18,384, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $55,884 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 3        Commitments - (cont'd)
              -----------

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

                  At September 30, 2002, the Company had received $12,500 as subscriptions for 250,000 common shares at $0.05 per share pursuant to the above noted SB-2.

                  Subsequent to September 30, 2002, the Company received an additional $18,000 as subscriptions for 360,000 common shares at $0.05 per share pursuant to the above noted SB-2.

Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Peter Sotola, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Axtion Foods, Inc. for the quarterly period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Pacific Spirit, Inc..

By:

/s/Peter Sotola
Julia I. Reynolds
Chief Executive Officer &
Chief Financial Officer
Date: January 17, 2003