Form 10KSB
period 2002-12-31
PACIFIC SPIRIT INC
filed 2003-04-15
CIK 1140505

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   For the fiscal year ended December 31, 2002

                          Commission File No. 001-31546


                              PACIFIC SPIRIT, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of Incorporation or Organization)

                                   98-0339-560
                     (I.R.S. Employer Identification Number)

                                11640-96 A Avenue
                             Vancouver, B.C., Canada
                                 (604) 760-1400

               (Address, including zip code and telephone number,
            including area code, of registrant's executive offices)

                  Securities registered under Section 12(b) of
                               the Exchange Act:
                                      none

                  Securities registered under Section 12(g) of
                               the Exchange Act:
                                  Common Stock
                                (Title of class)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes y No o

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


(Continued on Following Page)

       State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $0.10

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002 there were 3,820,000 shares of the Company's common stock issued and outstanding.

         State the issuer's revenues for its most recent fiscal year:
Net loss of $71.504

Documents Incorporated by Reference:

         None

This Form 10-KSB consists of

Exhibit Index is located at Page

                               TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                              PACIFIC SPIRIT, INC.

                                                                                                                          Page
Facing Page
Index
PART I
Item 1.     Description of Business                                                                                           1
Item 2.     Description of Property                                                                                           8
Item 3.     Legal Proceedings                                                                                                 8
Item 4.     Submission of Matters to a Vote of Security Holders                                                               8
PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters                                         8
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations                             8
Item 7.     Financial Statements                                                                                       F-1-F-10
Item 8.     Changes in and Disagreements on Accounting and Financial Disclosure                                              13
PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act  13
Item 10.    Executive Compensation                                                                                           14
Item 11.    Security Ownership of Certain Beneficial Owners and Management                                                   14
Item 12.    Certain Relationships and Related Transactions                                                                   14
PART IV
Item 13.    Exhibits and Reports on Form 8-K                                                                                 15
SIGNATURES                                                                                                                   16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

         Under the terms of the lease, Pacific Spirit is obligated to pay royalties of 4% of the net returns from all minerals sold or processed. In addition, Pacific Spirit must pay a minimum annual royalty, of which the first payment of $5,000 has already been made.


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


ITEM 2. DESCRIPTION OF PROPERTY

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

         Under the terms of the lease, Pacific Spirit is obligated to pay royalties of 4% of the net returns from all minerals sold or processed. In addition, Pacific Spirit must pay a minimum annual royalty, of which the first payment of $5,000 has already been made.

ITEM 3. LEGAL PROCEEDINGS

       There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information. The Company has applied to quote its securities on the Over-The-Counter Bulletin Board (OTCBB)

(b)    Holders. There are 30 shareholders of our common stock.

(c) Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

From Inception on May 4, 2001

         On June 7, 2001 we acquired our first interest in un-patented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our operations on that property. We have paid $5,000 for a mining lease. As of December 31, 2002, the date of our latest audited financial statements, we have experienced operating losses of $71,504.

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

Liquidity and Capital Resources

         As of the date of this registration statement, we have yet to generate any revenues from our business operations. Since our inception, Mr. Sotola has paid $25,000 in cash in exchange for 2,500,000 shares of common stock. This money has been utilized for organizational and start-up costs and as operating capital. As of December 31, 2002 we had sustained operating losses $71,504.

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

ITEM 7. FINANCIAL STATEMENTS

                              PACIFIC SPIRIT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                              PAGE
Independent Auditors' Report                                                                                                   F-2
Consolidated balance sheets as of December 31, 2002 and 2001                                                                   F-3
Consolidated statements of operations for the years ended December 31, 2001 and 2000                                           F-4
Consolidated statements of stockholders' deficit for the years ended December 31, 2001 and 2000                                F-5
Consolidated statements of cash flows for the years ended December 31, 2001 and 2000                                           F-6
Notes to consolidated financial statements                                                                                     F-7

                              PACIFIC SPIRIT, INC.

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                             (Stated in US Dollars)

                         [LETTERHEAD OF AMISANO HANSON]

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders,
Pacific Spirit Inc.

We have audited the accompanying balance sheets of Pacific Spirit Inc. (A Pre-exploration Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, cash flows and stockholders' deficiency for the year ended December 31, 2002 and the period May 4, 2001 (Date of Incorporation) to December 31, 2001 and the period May 4, 2001 (Date of Incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Pacific Spirit Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the year ended December 31, 2002, the period May 4, 2001 (Date of Incorporation) to December 31, 2001 and the period May 4, 2001 (Date of Incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                              "AMISANO HANSON"
February 26, 2003                                         Chartered Accountants





                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)
                              --------------------


                                                    ASSETS                         2002               2001
                                                    ------                         ----               ----
Current
   Cash                                                                      $       27,983      $           29


                                                   LIABILITIES
Current
   Accounts payable                                                          $        8,487      $       14,534
   Advance from a director                                                                -                 750

                                                                                      8,487              15,284


                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,820,000 shares issued (2001:  2,500,000)                                      3,820               2,500
Paid in capital                                                                      87,180              22,500
Deficit accumulated during the pre-exploration stage                            (    71,504)        (    40,255)

                                                                                     19,496         (    15,255)

                                                                             $       27,983      $           29

Nature and Continuance of Operations - Note 1
Commitments - Note 5





                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                      for the year ended December 31, 2002,
                       for the period May 4, 2001 (Date of
                   Incorporation) to December 31, 2001 and the
                  period May 4, 2001 (Date of Incorporation) to
                                December 31, 2002
                             (Stated in US Dollars)
                              --------------------


                                                                                    May 4, 2001          May 4, 2001
                                                                                      (Date of            (Date of
                                                                Year ended       Incorporation) to    Incorporation) to
                                                               December 31,         December 31,        December 31,
                                                                   2002                 2001                2002
                                                                   ----                 ----                ----
Expenses
   Administrative services                                   $          10,000   $           7,000    $          17,000
   Audit fees                                                            8,451               4,482               12,933
   Bank charges                                                            267                 152                  419
   Exploration costs                                                       758                 989                1,747
   Incorporation costs                                                       -                 900                  900
   Legal fees                                                            6,953              21,534               28,487
   Mineral lease advance royalty - Note 5 (a)                            3,000               5,000                8,000
   Office                                                                   34                 253                  287
   Transfer agent fees                                                   1,805                   -                1,805

Loss before other item                                         (        31,268)     (       40,310)     (        71,578)
Other item:
   Interest income                                                          19                  55                   74

Net loss for the period                                      $ (        31,249)  $  (       40,255)   $ (        71,504)

Basic loss per share                                         $ (          0.01)  $  (        0.03)

Weighted average number of shares outstanding                        2,720,000           1,554,795





                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                      for the year ended December 31, 2002,
                       for the period May 4, 2001 (Date of
                   Incorporation) to December 31, 2001 and the
                  period May 4, 2001 (Date of Incorporation) to
                                December 31, 2002
                             (Stated in US Dollars)
                              --------------------


                                                                                    May 4, 2001          May 4, 2001
                                                                                      (Date of            (Date of
                                                                Year ended       Incorporation) to    Incorporation) to
                                                               December 31,         December 31,        December 31,
                                                                   2002                 2001                2002
                                                                   ----                 ----                ----
Cash Flows from (used in) Operating Activities
   Net loss for the period                                   $  (       31,249)  $  (       40,255)   $  (       71,504)
   Change in non-cash working capital balance
    related to operations
     Accounts payable                                          (         6,047)             14,534                8,487

                                                               (        37,296)     (       25,721)      (       63,017)

Cash Flows from Financing Activities
   Capital stock issued                                                 66,000              25,000               91,000
   Increase (decrease) in advance from a director              (           750)                750                    -

                                                                        65,250              25,750               91,000

Increase in cash during the period                                      27,954                  29               27,983

Cash, beginning of the period                                               29                   -                    -

Cash, end of the period                                      $          27,983   $              29    $          27,983

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                                $               -   $               -    $               -

     Income taxes                                            $               -   $               -    $               -




                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                (DEFICIENCY) for the period May 4, 2001 (Date of
                       Incorporation) to December 31, 2002
                             (Stated in US Dollars)
                              --------------------


                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional     During the Pre-
                                                 Common Shares              Paid-in        exploration
                                        --------------------------------
                                            Number         Par Value        Capital           Stage             Total
                                            ------         ---------        -------           -----             -----

Capital stock issued for cash
                          - at $0.01         2,500,000  $        2,500  $       22,500      $           -  $       25,000

Net loss for the period                              -               -               -        (    40,255)    (    40,255)

Balance, as at December 31, 2001             2,500,000           2,500          22,500        (    40,255)    (    15,255)
Capital stock issued for cash
                          - at $0.05         1,320,000           1,320          64,680                  -          66,000
Net loss for the year                                -               -  -                     (    31,249)    (    31,249)

Balance, as at December 31, 2002             3,820,000  $        3,820  $       87,180      $ (    71,504) $       19,496



                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)
                              --------------------


Note 1        Nature and Continuance of Operations

              The Company is in the pre-exploration stage. The Company has entered into a lease agreement to explore and mine a property located in the State of Nevada, United States of America and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $71,504 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The Company was incorporated in Nevada on May 4, 2001.

Note 2        Summary of Significant Accounting Policies

              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Pre-exploration Stage Company

              The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission
              Act Guide 7 for its characterization of the Company as pre-exploration stage.

              Mineral Lease

              Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Environmental Costs

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

              Income Taxes

              The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting
              Standards, No. 109 "Accounting for Income Taxes".

              Basic Loss Per Share

              The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No,. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

              Fair Value of Financial Instrument

              The carrying value of cash, accounts payable and advance from a director approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              New Accounting Standards

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Deferred Tax Assets

              The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                      Total
             Deferred Tax Assets
               Non-capital loss carryforward                   $       12,877
             Valuation allowance for deferred tax asset           (    12,877)

                                                               $            -


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 4        Income Taxes

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2002 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $71,504, the benefit of which has not been recorded in the financial statements.

Note 5        Commitments

              (a) Mineral Property

                  By a lease agreement effective June 1, 2001 and amended June 25, 2002 and November 25, 2002, the Company was granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County of the State of Nevada. The term of this lease is for 30 years, renewable for an additional 30 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

              -----------

              (a) Mineral Property - (cont'd)

                  Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
- $5,000 upon execution (paid) and $3,000 (paid) for extension of the agreement;
-        $8,000 on June 1, 2003;
-        $16,000 on June 7, 2003
-        $24,000 on June 7, 2004
-        $50,000 on June 7, 2005 and thereafter

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

       The Directors and Officers of the Company as of the date of this report are as follows:

Name                      Age                      Position

Peter Sotola              56                      Director


       All our Directors hold office until the next annual meeting of our shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

       There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.


       (b) Resumes

Peter Sotola is the founder of our company. Mr. Sotola has been the President, Secretary-Treasurer and Director since Pacific Spirit's inception on May 4, 2001. Between 1987 and 1999 Mr. Sotola was an account executive at Georgia Pacific Securiites, which has its principal offices in Vancouver, British Columbia, and engages in the business of buying and selling public securities. From 1999 to the present Mr. Sotola has been engaged in providing business consulting services. He is expected to hold his position with our company until the next annual meeting of shareholders. Mr. Sotola educational experience includes attending the College of Hotel Management in Mareinbad, Czechoslovakia between 1976 and 1980. From 1980 to 1982 he attended the Economic University in Prague, Czechoslovakia where he majored in economics and political science.


ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

       The following table reflects all forms of compensation for services to us for the years ended December 31, 2000 and 1999 of our then chief executive officer.


                                                      SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                                                 Awards
                                           Annual Compensation
                                                                                       Securities      Payouts
                                                                                       Underlying
                                                                                        Options/
                                                                                          SARs
                                                                                          (#)
                                                            Other     Restricted                                    All
                                                            Annual       Stock                                     Other
                                                         Compensation  Award(s)                                 Compensation
                                                             ($)          ($)                                       ($)
Name and Principal            Year  Salary     Bonus                                                     LTIP
Position                              ($)       ($)                                                    Payouts
                                                                                                         ($)
Peter Sotola                 2002   0   0      0        0             0               0                0       0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(16)     and (b) Security Ownership of Certain Beneficial Owners and Management.

       The table below lists the beneficial ownership of the our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

 Title of     Name and Address of Beneficial Owner       Amount and   Percent of
  Class                                                  Nature of       Class
                                                         Beneficial
                                                         Ownership
Common    Peter Sotola                                      2,500,000   65.440%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the organization of Pacific Spirit , Peter Sotola, the founding shareholder, President, Secretary-Treasurer and Director of our company, has paid an aggregate of $25,000.00 cash to purchase 2,500,000 shares of common stock of Pacific Spirit .

         Pacific Spirit presently has no office facilities but for the time being will use as its business address the office of Mr. Sotola on a rent free basis, until such time as the business operations of our company may require more extensive facilities and our company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to our company on such a basis for any specific length of time.

         We have no formal written employment agreement or other contracts with our officers, and there is no assurance that the services to be provided by them, and facilities to be provided by Mr. Sotola, will be available for any specific length of time in the future. Mr. Sotola anticipates initially devoting up to approximately 15% of his time to the affairs of our company. If and when the business operations of our company increase and a more extensive time commitment is needed, Mr. Sotola is prepared to devote more time to our company, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with our company would be determined if and when such arrangements become necessary.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

    3.1Certificate and Articles of Incorporation*
    3.2Bylaws**

*
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on August 24, 2001 and are incorporated by reference herein.

**
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on August 24, 2001 and are incorporated by reference herein.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.

                        Pacific Spirit, Inc.
                            (Registrant)
 By:                    /s/  Peter Sotola
                           Peter Sotola


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2003, 2002.

 /s/   Peter Sotola
     Peter Sotola, Director

                               BREAM VENTURS, INC.

       Exhibit Index to Annual Report on Form 10-KSB For the Fiscal Year Ended December 31, 2002

EXHIBITS

    3.1Certificate and Articles of Incorporation*
    3.2Bylaws**



*
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on August 24, 2001 and are incorporated by reference herein.

**
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on August 24, 2001 and are incorporated by reference herein.

                                 CERTIFICATIONS*
I, Peter Sotola, certify that:
1. I have reviewed this annual report on Form 10-KSB of  Pacific Spirit, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:
April 14, 2003
Peter Sotola
/s/Peter Sotola, CEO and Principal Financial Officer
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.