Form 10QSB
period 2003-03-31
PACIFIC SPIRIT INC
filed 2004-04-15
CIK 1140505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  March 31, 2003
                                     ----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    001-31608
                            -----------------

                             PACIFIC SPIRIT INC.
   ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


            Nevada                                    98-0349685
---------------------------------           -----------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


11640 96A Avenue
Surrey, British Columbia                               V3V 2A1
----------------------------------------      -----------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:       604-760-1400
                                                ---------------------------

                                      None
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,820,000 shares of $0.001 par value common stock outstanding as of April 13, 2004.

                             PACIFIC SPIRIT INC.

                      (A Pre-exploration Stage Company)

                        INTERIM FINANCIAL STATEMENTS

                                March 31, 2003

                            (Stated in US Dollars)

                                  (Unaudited)
                                   ---------

                               PACIFIC SPIRIT INC.
                         (A Pre-exploration Stage Company)
                               INTERIM BALANCE SHEETS
                          March 31, 2003 and December 31, 2002
                                 (Stated in US Dollars)
                                      (Unaudited)
                                       ---------


                                                         (Unaudited)          (Audited)
                              ASSETS                       March 31,         December 31,
                              ------
                                                             2003               2002
                                                             ----               ----
Current
   Cash                                                 $        19,795     $        27,983
                                                        ---------------     ---------------

                            LIABILITIES
                            -----------
Current
   Accounts payable                                     $         4,302     $         8,487
                                                        ---------------     ---------------

                         STOCKHOLDERS' EQUITY
                         --------------------

Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,820,000 shares issued (December 31, 2002:  3,820,000)     3,820               3,820
Paid in capital                                                  87,180              87,180
Deficit accumulated during the pre-exploration stage       (     75,507)       (     71,504)
                                                        ---------------     ----------------
                                                                 15,493              19,496
                                                        ---------------     ----------------
                                                        $        19,795     $        27,983
                                                        ===============     ================



                             SEE ACCOMPANYING NOTES

                              PACIFIC SPIRIT INC.
                       (A Pre-exploration Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
               for the three months ended March 31, 2003 and 2002,
     and for the period May 4, 2001 (Date of Incorporation) to March 31, 2003
                              (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                          May 4, 2001
                                                                                           (Date of
                                                          Three months ended            Incorporation)
                                                             March 31,                    to March 31,
                                                     2003               2002                 2003
                                                     ----               ----                 ----
Expenses
   Accounting and audit fees                 $              610   $          1,500   $          13,543
   Administrative services                                  500                  -              17,500
   Bank charges                                              77                 48                 496
   Exploration costs                                          -                  -               1,747
   Incorporation costs                                        -                  -                 900
   Legal fees                                             2,700                  -              31,187
   Mineral lease advance royalty                              -                  -               8,000
   -Note 3
   Office                                                   131                  -                 418
   Transfer agent fees                                        -                  -               1,805
                                             ------------------   ----------------   -----------------
Net loss before other item                      (         4,018)   (         1,548)     (       75,596)
Other item
   Interest income                                           15                  -                  89
                                             ------------------   ----------------   -----------------
Net loss for the period                      $  (         4,003) $ (         1,548)  $  (       75,507)
                                             ==================  =================   =================
Basic loss per share                         $  (          0.00) $ (          0.00)
                                             ==================  ==================
Weighted average number of shares outstanding         3,820,000          2,500,000
                                             ==================  =================



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                           INTERIM  STATEMENT  OF  CASH  FLOWS
                    for the three months ended March 31, 2003 and 2002,
     and for the period May 4, 2001 (Date of Incorporation) to March 31, 2003
                              (Stated in US Dollars)
                                    (Unaudited)
                                     ---------

                                                                                             May 4, 2001
                                                                                              (Date of
                                                                Three months ended         Incorporation) to
                                                                   March 31,                 March 31,
                                                          2003               2002               2003
                                                          ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                         $  (    4,003)       $  (    1,548)     $  (   75,507)
   Change in non-cash working capital balance
    related to operations
     Accounts payable                                 (    4,185)                   -              4,302
                                                   -------------        -------------      -------------
                                                      (    8,188)          (    1,548)        (   71,205)
                                                   -------------        -------------      -------------
Cash Flows from Financing Activities
   Bank Indebtedness                                           -                   19                 19
   Capital stock issued                                        -                    -             91,000
   Advance from a director                                     -                1,500                  -
                                                   -------------        -------------      -------------
                                                               -                1,519             91,019
                                                   -------------        -------------      -------------
Increase (decrease) in cash during the period         (    8,188)          (       29)            19,795

Cash, beginning of the period                             27,983                   29                  -
                                                   -------------        -------------      -------------
Cash, (bank indebtedness), end of the period       $      19,795         $ (        -)     $      19,795
                                                   =============        =============      =============
Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest                                      $           -        $           -      $           -
                                                   =============        =============      =============
     Income taxes                                  $           -        $           -      $           -
                                                   =============        =============      =============




                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period May 4, 2001 (Date of Incorporation) to March 31, 2003
                              (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                          Deficit
                                                                                        Accumulated
                                                                        Additional     During the Pre-
                                                 Common Shares           Paid-in        exploration
                                        ---------------------------
                                          Number         Par Value        Capital           Stage             Total
                                          ------         ---------        -------           -----             -----
Capital stock issued for cash
                     - at $0.01           2,500,000   $     2,500     $    22,500      $          -      $    25,000

Net loss for the period                           -             -               -       (    40,255)     (    40,255)
                                          ---------   -----------     -----------     -------------      -----------
Balance, as at December 31, 2001          2,500,000         2,500          22,500       (    40,255)     (    15,255)
Capital stock issued for cash
                      - at $0.05          1,320,000         1,320          64,680                 -           66,000
Net loss for the year                             -             -               -       (    31,249)     (    31,249)
                                          ---------   -----------     -----------     -------------      -----------
Balance, as at December 31, 2002          3,820,000         3,820          87,180       (    71,504)          19,496
Net loss for the period                           -             -               -       (     4,003)     (     4,003)
                                          ---------   -----------     -----------     -------------      -----------
Balance, as at March 31, 2003             3,820,000   $     3,820     $    87,180     $ (    75,507)     $    15,493
                                          =========   ===========     ===========     =============      ===========


                             SEE ACCOMPANYING NOTES

                              PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  March 31, 2003
                              (Stated in US Dollars)
                                    (Unaudited)
                                     ---------

Note 1        Interim Reporting
              -----------------
              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2002 financial statements.

Note 2        Continuance of Operations
              -------------------------
              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $75,507 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments
              -----------

              (a) Mineral Property

                  By a lease agreement effective June 1, 2001 and amended June 25, 2002 and November 25, 2002, the Company was granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County of the State of Nevada. The term of this lease is for 30 years, renewable for an additional 30 years renewable for an additional 30 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

                  Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
                  - $5,000 upon execution (paid and $3,000 (paid) for extension of the agreement);
                  -    $8,000 on June 1, 2003;
                  -    $16,000 on June 7, 2003
                  -    $24,000 on June 7, 2004
                  -    $50,000 on June 7, 2005 and thereafter

              -----------

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

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one exploration program on the Del Oro property in which we hold a leasehold interest. We anticipate that this program will cost us $53,000.

In January 2004, we amended our mineral claims agreement regarding the De; Oro property located in Pershing County, Nevada. We paid the the lessor of the property $2,000 upon execution of the agreement. In order to keep the lease in good standing, we must pay the lessor $5,000 by July 9, 2004, $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $10,000 on professional fees and $12,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $75,000. Our cash on hand at March 31, 2003 was $19,795. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro and meet our other expected expenses.

Results Of Operations for Three-Month Period Ended March 31, 2003

We incurred a net loss of $4,003 for the three-month period ended March 31, 2003, as compared to a loss of $1,548 in the same period in 2002. The increase in net loss was primarily due to legal fees that we incurred in connection with the filing of our registration statement on Form SB-2. At quarter end, we had cash on hand of $19,795. Our liabilities at the same date totalled $4,302 and consisted entirely of accounts payable.

ITEM 3. Controls and Procedures

Mr. Peter Sotola, our principal executive officer and principal financial officer, has concluded that the effectiveness of our controls and procedures, as defined in ss.240.13a-14(c) and 240.15d-14(c), as of April 1, 2004, are
sufficient. There have been no changes in internal controls since the previous period.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the three-month period ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Pacific Spirit Inc.

                                             /s/ Peter Sotola
                                             ---------------------------
                                             Peter Sotola
                                             President, Secretary, Treasurer
                                             Chief Executive Officer and
                                             Director
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)
                                             Dated: April 13, 2004

                                  Exhibit 31.1

                                  CERTIFICATION

I, Peter Sotola, President and Chief Executive Officer of Pacific Spirit Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pacific Spirit
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: April 13, 2004                    /s/ Peter Sotola
                                        --------------------------------
                                        Peter Sotola
                                        President, C.E.O. and Director
                                        (Principal Executive Officer)

                                  Exhibit 31.2

                                  CERTIFICATION

I, Peter Sotola, Secretary, Treasurer and Chief Financial Officer of Pacific Spirit Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Pacific Spirit
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal contrl over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and


5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: April 13, 2004                         /s/  Peter Sotola
                                             ------------------------------
                                             Peter Sotola
                                             Secretary, Treasurer & C.F.O.
                                             (Principal Financial Officer
                                             and Principal Accounting
                                             Officer)

                                  Exhibit 32.1


                             CERTIFICATION PURSUANT TO

                               18 U.S.C. SECTION 1350

                               AS ADOPTED PURSUANT TO

                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pacific Spirit Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  April 13, 2004


/s/ Peter Sotola
--------------------------------
Peter Sotola
President, C.E.O. and Director
(Principal Executive Officer)

                                  Exhibit 32.2


                              CERTIFICATION PURSUANT TO

                                18 U.S.C. SECTION 1350

                                AS ADOPTED PURSUANT TO

                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pacific Spirit Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  April 13, 2004


/s/  Peter Sotola
------------------------------
Peter Sotola
Secretary, Treasurer & C.F.O.
(Principal Financial Officer
and Principal Accounting Officer)