Form 10QSB
period 2003-06-30
PACIFIC SPIRIT INC
filed 2004-04-15
CIK 1140505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   June 30, 2003
                                     ----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    001-31608
                            -----------------

                             PACIFIC SPIRIT INC.
   ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


            Nevada                                    98-0349685
---------------------------------           -----------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


11640 96A Avenue
Surrey, British Columbia                               V3V 2A1
----------------------------------------      -----------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:  604-760-1400
                                                -------------

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

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                               (Unaudited)          (Audited)
                                                   ASSETS                        June 30,         December 31,
                                                   ------
                                                                                   2003               2002
                                                                                   ----               ----
Current
   Cash                                                                      $        19,046     $        27,983
                                                                                ============        ============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $         3,646     $         8,487
                                                                                ------------        ------------

                                              STOCKHOLDERS' EQUITY
                                              --------------------
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,820,000 shares issued (December 31, 2002:  3,820,000)                          3,820               3,820
Paid in capital                                                                       87,180              87,180
Deficit accumulated during the pre-exploration stage                            (     75,600)       (     71,504)
                                                                                ------------          -----------
                                                                                      15,400              19,496

                                                                             $        19,046     $        27,983
                                                                                ============          ===========




                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three and six months ended June 30, 2003 and 2002
     and for the period May 4, 2001 (Date of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                              May 4, 2001
                                                                                                                (Date of
                                              Three months ended                Six months ended            Incorporation)to
                                                   June 30,                         June 30,                    June 30,
                                            2003             2002             2003            2002                2003
                                            ----             ----             ----            ----                ----
Expenses
   Accounting and audit fees            $           -   $        3,628    $         610   $       5,128   $        13,543
   Administrative services                          -                -              500               -            17,500
   Bank charges                                    47              104              124             152               543
   Exploration costs                                -            2,258                -           2,258             1,747
   Incorporation costs                              -                -                -               -               900
   Legal fees                                      19                -            2,719               -            31,206
   Mineral lease advance royalty
    - Note 3                                        -                -                -               -             8,000
   Office                                           -                -              131               -               418
   Transfer agent fees                             38              180               38             180             1,843
                                           -----------      -----------       ----------      ---------          --------
Net loss before other item                  (     104)     (     6,170)      (    4,122)         (7,718)       (   75,700)

Other item
   Interest income                                 11                -               26               -               100
                                           ----------      -----------        ----------     -----------         ---------
Net loss for the period                  $  (      93)   $ (     6,170)   $  (    4,096)   $     (7,718)  $    (   75,600)
                                           ==========      ===========        ==========      ==========         =========
Basic loss per share                    $   (    0.00)   $  (     0.00)   $  (     0.00)$  (       0.00)
                                           ==========      ===========        ==========      ==========
Weighted average number of  shares
outstanding                                 3,820,000        2,500,000        3,820,000       2,500,000
                                           ============      ==========       ==========      =========





                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                for the six months ended June 30, 2003 and 2002,
     and for the period May 4, 2001 (Date of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                         May 4, 2001
                                                                                                          (Date of
                                                                      Six months ended                Incorporation) to
                                                                          June 30,                        June 30,
                                                                  2003                 2002                 2003
                                                                  ----                 ----                 ----
Cash Flows from Operating Activities
   Net loss for the period                                 $  (     4,096)       $  (    7,718)       $    (  75,600)
   Change in non-cash working capital balance
   related to operations
     Accounts payable and accrued liabilities                 (     4,841)               2,713                3,646
                                                              ------------          -----------           -----------
                                                              (     8,937)          (    5,005)            (  71,954)
                                                              ------------          -----------           -----------
Cash Flows from Financing Activities
   Capital stock issued                                                 -                    -                91,000
   Advance from a director                                              -                7,000                     -
                                                              ------------          -----------           -----------
                                                                        -                7,000                91,000
                                                              ------------          -----------           -----------
Increase (decrease) in cash during the period                 (     8,937)               1,995                19,046

Cash, beginning of the period                                       27,983                  29                     -
                                                              ------------          -----------            ----------
Cash, end of the period                                    $        19,046       $       2,024        $        19,046
                                                              ============          ===========            ==========
Supplemental  disclosure  of cash flow  information
Cash paid during the period  for:
     Interest                                              $            -        $          -         $            -
                                                              ============          ===========            ==========
     Income taxes                                          $            -        $          -         $            -
                                                              ============          ===========            ==========




                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                (DEFICIENCY) for the period May 4, 2001 (Date of
                         Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                              --------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional     During the Pre-
                                                 Common Shares              Paid-in        exploration
                                        --------------------------------
                                            Number         Par Value        Capital           Stage             Total
                                            ------         ---------        -------           -----             -----
Capital stock issued for cash
                          - at $0.01         2,500,000      $    2,500     $    22,500      $          -    $    25,000

Net loss for the period                              -               -               -         (  40,255)     (  40,255)
                                             ---------       ---------       ---------         ---------       ---------
Balance, as at December 31, 2001             2,500,000           2,500          22,500         (  40,255)     (  15,255)
Capital stock issued for cash
                          - at $0.05         1,320,000           1,320          64,680                 -         66,000
Net loss for the year                                -               -  -                      (  31,249)     (  31,249)
                                             ---------       ---------       ---------         ---------       ---------
Balance, as at December 31, 2002             3,820,000           3,820          87,180         (  71,504)        19,496

Net loss for the period                              -               -  -                      (   4,096)     (   4,096)
                                             ---------       ---------       ---------         ---------       ---------
Balance, as at June 30, 2003                 3,820,000      $    3,820     $    87,180      $  (  75,600)   $    15,400
                                             =========       =========       =========         =========       =========





                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

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

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $75,600 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments - Note 4
              -----------

              Mineral Property

              By a lease agreement effective June 1, 2001 and amended June 25, 2002 and November 25, 2002, the Company was granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County of the State of Nevada. The term of this lease is for 30 years, renewable for an additional 30 years so long as the condition of the lease are met. Minimum payments and performance commitments are as follows:

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
              - $5,000 upon execution (paid) and $3,000 (paid) for extension of the agreement;
              -        $8,000 on June 1, 2003;
              -        $16,000 on June 7, 2003;
              -        $24,000 on June 7, 2004;
              -        $50,000 on June 7, 2005 and thereafter

Note 3        Commitments - Note 4 - (cont'd)
              -----------

              Mineral Property - (cont'd)

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

Note 4        Subsequent Event - Note 3
              ----------------

              On August 7, 2003, the Company was granted a six month extension on the June 1, 2003 and June 7, 2003 advance royalty payments of $8,000 and $16,000 respectively for consideration of $1,500. This payment will be considered as an advance royalty.

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

Total expenditures over the next 12 months are therefore expected to be $75,000. Our cash on hand at June 30, 2003 was $19,046. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro and meet our other expected expenses.

Results Of Operations for Six-Month Period Ended June 30, 2003

We incurred a net loss of $4,096 for the six-month period ended June 30, 2003, as compared to a loss of $7,718 in the same period in 2002. The decrease in net loss was primarily due to a reduction in accounting and audit fees and property exploration costs. At quarter end, we had cash on hand of $19,046. Our liabilities at the same date totalled $3,646 and consisted of accounts payable and accrued liabilities.

ITEM 3. Controls and Procedures

Our principal executive officer and principal financial officer has concluded that the effectiveness of our controls and procedures (as defined in ss.240.13a-14(c) and 240.15d-14(c)), as of April 1, 2004, are sufficient. There have been no changes in internal controls in the previous period.

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

There were no reports filed on Form 8-K during the six-month period ended June 30, 2003.

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


Date: April 13, 2004                   /s/ Peter Sotola
                                       -------------------------------
                                        Peter Sotola
                                        President, C.E.O. and Director
                                        (Principal Executive Officer)

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


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pacific Spirit Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1.  The Report fully complies with the requirements of Section 13(a) or 15
        (d) of the Securities Exchange Act of 1934; and

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


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pacific Spirit Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.       The Report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  April 13, 2004


/s/  Peter Sotola
------------------------------
Peter Sotola
Secretary, Treasurer & C.F.O.
(Principal Financial Officer
and Principal Accounting Officer)