Form 10QSB
period 2003-09-30
PACIFIC SPIRIT INC
filed 2004-07-08
CIK 1140505

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended   September 30, 2003
                                              ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period               to
                                       -------------   --------------

             Commission File Number    001-31608
                                       ---------

                               PACIFIC SPIRIT INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


         Nevada                                           98-0349685
  --------------------                            -----------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
                                               incorporation or organization)

     11640 96A Avenue
Vancouver, British Columbia                                 V3V 2A1
--------------------------------                   -------------------------
(Address of principal executive offices)               (Postal or Zip Code)


      Issuer's telephone number, including area code: 604-683-8083

                                     None
    -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,820,000 shares of $0.001 par value common stock outstanding as of June 8, 2004.

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                   ASSETS                     September 30,       December 31,
                                                   ------
                                                                                   2003               2002
                                                                                   ----               ----
Current
   Cash                                                                      $        12,544     $        27,983
                                                                                ============         ===========

                                                LIABILITIES
                                                -----------
Current
   Accounts payable and accrued liabilities                                  $           766     $         8,487
                                                                                ------------          ----------

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,820,000 shares issued (December 31, 2002:  3,820,000)                          3,820               3,820
Paid in capital                                                                       87,180              87,180
Deficit accumulated during the pre-exploration stage                            (     79,222)       (     71,504)
                                                                                ------------         -----------
                                                                                      11,778              19,496
                                                                                ------------         -----------
                                                                             $        12,544     $        27,983
                                                                                ============         ===========




                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and nine months ended September 30, 2003 and 2002 and for the period May 4, 2001 (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                             May 4, 2001
                                                                                                               (Date of
                                              Three months ended                Nine months ended          Incorporation) to
                                                 September 30,                    September 30,              September 30,
                                            2003             2002             2003             2002              2003
                                            ----             ----             ----             ----              ----
Expenses
   Accounting and audit fees             $      1,121    $         855    $       1,731   $       5,983    $        14,664
   Administrative services                          -            7,000              500           7,000             17,500
   Bank charges                                    49               63              173             215                592
   Incorporation costs                              -                -                -               -                900
   Legal fees                                       -                -            2,719               -             31,206
   Mineral property costs
    - Note 3                                    2,155                -            2,155           2,258             11,902
   Office                                           -                -              131               -                418
   Transfer agent fees                            297                -              335             180              2,140
                                           ----------         --------         --------        --------           --------
Loss before other item                      (   3,622)     (     7,918)      (    7,744)     (   15,636)      (     79,322)
Other item
   Interest income                                  -                7               26               7                100
                                           ----------        ---------         --------        --------           ---------
Net loss for the period                  $ (    3,622)   $ (     7,911)   $  (    7,718)  $  (   15,629)   $  (     79,222)
                                           ==========        =========         =========       =========          =========
Basic loss per share                     $ (     0.00)   $ (      0.00)   $  (     0.00)  $  (     0.01)
                                           ==========        ==========        =========       =========
Weighted average number of  shares
outstanding                                 3,820,000        2,500,000        3,820,000       2,500,000
                                           ==========        ==========        =========       =========




                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 2003 and 2002,
  and for the period May 4, 2001 (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                       May 4, 2001
                                                                                                         (Date of
                                                                      Nine months ended              Incorporation) to
                                                                        September 30,                  September 30,
                                                                  2003                 2002                 2003
                                                                  ----                 ----                 ----
Cash Flows from Operating Activities
   Net loss for the period                                 $  (      7,718)     $  (     15,629)    $  (     79,222)
   Change in non-cash working capital balance
    related to operations
     Accounts payable and accrued liabilities                 (      7,721)               1,483                 766
                                                               -----------          -----------          -----------
                                                              (     15,439)        (     14,146)       (     78,456)
                                                               -----------          -----------          -----------
Cash Flows from Financing Activities
   Capital stock issued                                                  -               12,500               91,000
   Advance from a director                                               -                7,000                    -
                                                               -----------          -----------          -----------
                                                                         -               19,500               91,000
                                                               -----------          -----------          -----------
Increase (decrease) in cash during the period                 (     15,439)               5,354               12,544

Cash, beginning of the period                                       27,983                   29                    -
                                                               -----------          -----------          -----------
Cash, end of the period                                    $        12,544      $         5,383     $          12,544
                                                               ===========          ===========          ===========
Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
     Interest                                              $            -       $            -      $               -
                                                               ===========          ===========          ============
     Income taxes                                          $            -       $            -      $               -
                                                               ===========          ===========          ============




                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 EQUITY (DEFICIENCY) for the period May 4, 2001
                  (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                             Deficit
                                                                                           Accumulated
                                                                          Additional     During the Pre-
                                                 Common Shares              Paid-in        Exploration
                                         -------------------------------
                                             Number        Par Value        Capital           Stage             Total
                                             ------        ---------        -------           -----             -----
Capital stock issued for cash
                          - at $0.01          2,500,000 $        2,500  $       22,500      $           -  $       25,000

Net loss for the period                               -              -               -        (    40,255)    (    40,255)
                                              ---------     ----------       ---------          ---------       ----------
Balance, as at December 31, 2001              2,500,000          2,500          22,500        (    40,255)    (    15,255)
Capital stock issued for cash
                          - at $0.05          1,320,000          1,320          64,680                  -          66,000
Net loss for the year                                 -              -               -        (    31,249)    (    31,249)
                                              ---------     ----------       ---------          ----------      ----------
Balance, as at December 31, 2002              3,820,000          3,820          87,180        (    71,504)         19,496

Net loss for the period                               -              -               -        (     7,718)    (     7,718)
                                              ---------     ----------       ---------          ----------      ----------
Balance, as at September 30, 2003             3,820,000 $        3,820  $       87,180      $ (    79,222) $       11,778
                                              =========     ==========       =========          ==========      ==========




                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim nine month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2002 annual financial statements.

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2003, the Company has not yet attained profitable operations and has accumulated losses of $79,222 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments
              -----------

              Mineral Property

              By a lease agreement effective June 1, 2001 and amended June 25, 2002, November 25, 2002 and January 9, 2004 the Company was granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County of the State of Nevada. The term of this lease is for 30 years, renewable for an additional 30 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:

              - $5,000 upon execution (paid) and $4,500 (paid) for extensions of the agreement;
              - $2,000 upon  execution of the amended agreement dated January 9,
                2004 (paid  subsequently);
              - $5,000 on July 9, 2004;
              - $10,000 on January 9, 2005; and

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2003
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------


Note 3        Commitments - (cont'd)
              -----------

              Mineral Property - (cont'd)
              - each annual payment thereafter of $50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer Price Index for that year with the execution year as the base year. Each such payment shall be made by January 9, of each successive year of the lease.

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

In January 2004, we amended our mineral claims agreement regarding the Del Oro property located in Pershing County, Nevada. We paid the lessor of the property $2,000 upon execution of the agreement. In order to keep the lease in good standing, we must pay the lessor $5,000 by July 9, 2004, $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $10,000 on professional fees and $12,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $77,000. Our cash on hand at September 30, 2003 was $12,544. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro and meet our other expected expenses.

Results of Operations for Nine-Month Period Ended September 30, 2003

We incurred a net loss of $7,718 for the nine-month period ended September 30, 2003, as compared to a loss of $15,629 in the same period in 2002. The decrease in net loss was primarily due to a reduction in accounting and audit fees, administrative services, and property exploration costs. At quarter end, we had cash on hand of $12,544. Our liabilities at the same date totalled $766 and consisted of accounts payable and accrued liabilities.

Item  3.          Controls and Procedures

Our principal executive officer and principal financial officer has concluded that the effectiveness of our controls and procedures (as defined in ss.240.13a-14(c) and 240.15d-14(c)), as of September 30, 2003, are sufficient. There have been no changes in internal controls in the previous period.

PART II  OTHER INFORMATION

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

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          There were no reports filed on Form 8-K during the nine-month period ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Pacific Spirit Inc.

                                               /s/ Peter Sotola
                                               ---------------------------
                                               Peter Sotola
                                               President, Secretary, Treasurer
                                               Chief Executive Officer and
                                               Director
                                               (Principal Executive Officer,
                                               Principal Financial Officer and
                                               Principal Accounting Officer)
                                               Dated: June 8, 2004