Form 10KSB
period 2003-12-31
PACIFIC SPIRIT INC
filed 2004-07-09
CIK 1140505

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

     For the transition period from _________________ to __________________

                        Commission file number: 001-31546


                              PACIFIC SPIRIT, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                    98-0349685
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                11640 96A Avenue
                    Surrey, British Columbia, Canada V3V 2A1
                    ----------------------------------------
                    (Address of principal executive offices)

                                (604) 760 - 1400
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each  class            Name  of each exchange on which
to be so registered             each class is  to be registered

      None                                    None

Securities to be registered pursuant to Section 12(g) of the Act:


                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                        Yes                                     No  X
                           -------------                          ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                        Yes      X                               No
                           ------------                            ----------


State issuer's revenues for its most recent fiscal year:                 Nil
                                                          ---------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                           $66,000 as at July 7, 2004
                           --------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                           3,820,000 shares of common stock at July 7, 2004
                           ------------------------------------------------

TABLE OF CONTENTS
-----------------
                                                                          Page

ITEM   1:  DESCRIPTION OF BUSINESS...........................................4
ITEM   2:  DESCRIPTION OF PROPERTY..........................................10
ITEM   3:  LEGAL PROCEEDINGS................................................10
ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10
ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........11
ITEM   6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........11
ITEM   7:  FINANCIAL STATEMENTS.............................................13
ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURES.................................23
ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....23
ITEM 10:  EXECUTIVE COMPENSATION............................................24
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....25
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................25
ITEM 13:  EXHIBITS AND REPORTS..............................................25
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................... 26

PART I

ITEM 1:  DESCRIPTION OF BUSINESS
In General

We are a pre-exploration stage company. We have acquired a mining lease on a total of six unpatented lode mineral claims property located in the State of Nevada and has not yet determined whether this property contains reserves that are economically recoverable. A patented lode mineral claim is the highest form mineral claim tenure. No additional assessment work is necessary to keep the claims in good standing. All mineral rights, both surface and underground, are included in the claim. An unpatented claim requires additional assessment work before all mineral rights can be claimed.

The recoverability of minerals from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the company's interest in the underlying property, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Mining Lease Agreement

By a lease agreement effective June 1, 2001 and amended June 25, 2002, November 25, 2002, and January 9, 2004 the Company was granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County of the State of Nevada. The term of this lease is for 30 years, renewable for an additional 30 years so long as the condition of the lease is met. Minimum payments and performance commitments are as follows:

Minimum Advance Royalty Payments:

The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
- $5,000 upon execution (paid) and $4,500 (paid) for extension of the agreement;
- $2,000 upon execution (paid) of the amended agreement dated January 9, 2004;
- $5,000 on July 9, 2004;
- $10,000 on January 9, 2005;  and
- each annual payment thereafter of $50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer Price Index for that year with execution year as base year. Each such payment shall be made by January 9, of each successive year of lease.

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

Description of the Del Oro Property

The six unpatented lode mineral claims, referred to as the "Del Oro" property, are located approximately 28 miles south of Winnemucca, Nevada.

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

History of the Del Oro Property

In 1992, Equinox Resources assumed the operations of the wx Syndicate. The Del Oro claims were leased in 1993 to Cameco U. S., Inc. which conducted magnetic surveys, rock and limited soil sampling and then drilled 4,610 feet in eleven reverse circulation drill holes. This drilling returned anomalous gold assays to
0.012 ounces per ton over 25 feet north of the present claim position. Cameco surrendered their lease in 1994 to Nevada Mine Properties, Inc. (a subsidiary of Hecla Mining Co.). Subsequently Nevada Mine Properties quit-claimed the property to Nevada Mine Properties II, Inc (no association with Hecla).

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

Geological Report

Our business activities to date have been restricted to obtaining a report from our mining engineer, Sam S. Arentz, III. According to Mr. Arentz's report, the six Del Oro claims were staked in 1986 by wx syndicate who completed 12 shallow air track drill holes which returned gold assays in the amount of 0.019 Ounces per ton over 10 feet to 0.010 Ounces per ton over 50 feet.

Mr. Arentz recommends a two-phase program to explore the Del Oro Property. Phase 1 includes additional claim staking followed by geologic mapping and rock chip and soil sampling. A five hole, 2,500 foot reverse circulation drill program is proposed for phase 1. If drilling intersects gold values in the 0.05 to 0.10 Ounces per ton range over thicknesses of tens of feet, then consideration would be given toward a phase 2 effort which would include an additional 5000 feet of reverse circulation drilling.

PHASE 1 - PROPOSED BUDGET

                                                   ESTIMATED COSTS (US$)
                                                   ---------------------

Claim Acquisition                                    2,000
Rock and Soil Sampling and Assays                    2,500
Geologic Mapping                                     3,000
Drilling + Assays (2,500' @ $15 / Ft)               37,500
Reclamation                                          5,000
Report Preparation                                   3,000
                                                     -----
                                                    53,000

PHASE 2 - PROPOSED BUDGET

Drilling + Assays (5000' @ $15 / Ft)                75,000
Reclamation                                          5,000
Report Preparation                                   3,000
                                                     -----
                                                    83,000
                                                    ======

Compliance with Government Regulation

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what will involve from an environmental standpoint.

The initial drill program outlined in Phase I will be conducted on B.L.M. lands. The BLM will require the submittal of a plan of operation which would be used as the basis for the bonding requirement, water permit and reclamation program. The reclamation program could include both surface reclamation and drill hole plugging and abandonment. The amount of the bonding would be based upon an estimate by the BLM related to the cost of reclamation if done by an independent contractor. It is estimated the bonding requirement would be $5,000. The water permit and fee is included in the reclamation cost which is estimated to be $1,000.

We would be subjected to the B.L.M. rules and regulations governing mining on federal lands including a draft environmental impact statement or EIS, public hearings and a final EIS. The final EIS would address county and state needs and requirements and would cover issues and permit requirements concerning: air quality, heritage resources, geology, energy, noise, soils, surface and ground water, wetlands, use of hazardous chemicals, vegetation, wildlife, recreation, land use, socioeconomic impact, scenic resources, health and welfare, transportation and reclamation. Bonding requirements for mining are developed from the final EIS.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations. Pacific Spirit, Inc. anticipates that it will be required to post bonds in the event the expanded work programs involve extensive surface disturbance.

Employees

We have no employees as of the date of this annual report other than Mr. Peter Sotola, the president and sole director.

Research and Development Expenditures

We have not incurred any exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

THE SOLE MINERAL PROPERTY IN WHICH WE HAVE AN INTEREST, THE DEL ORO PROJECT, HAS NO RESERVES.

Our sole mineral property interest is the Del Oro Project. As this property is in the pre-exploration stage, it has no reserves and does not generate any cash flow. Accordingly, we have no means of producing any income. We anticipate incurring losses for the foreseeable future.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to meet the terms of the mining lease, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2003, we had cash in the amount of $12,499. We currently do not have any operations and we have no income.

Our business plan for the next twelve months calls for significant expenses in connection with the exploration of the Del Oro Property. In order to complete phase one of the exploration program, we anticipate the costs to be $53,000. We are also required to pay an additional $15,000 in order to keep our lease agreement respecting the Del Oro Property in good standing. We must pay $5,000 to the owner by July 9, 2004 and an additional $10,000 by January 9, 2005. In addition, we anticipate incurring $10,000 in professional fees and $12,000 in administrative expenses.

We will require additional financing in order to meet the anticipated exploration costs and to sustain our business operations. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, copper, nickel and platinum group metals, investor acceptance of our property and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

IF WE DO NOT COMPLETE THE REQUIRED COMMITMENTS OF THE MINING LEASE AGREEMENT, WE WILL LOSE OUR INTEREST IN THE DEL ORO RESOURCE PROPERTY AND OUR BUSINESS MAY FAIL.

We are obligated to incur minimum payments and performance commitments as outlined in the Mining Lease Agreement mentioned in that section. If we fail to meet the terms of the lease agreement, we will forfeit our interest in the Del Oro Property. The lease may be terminated if the landlord gives written notice of such default. After receipt of default, Pacific Spirit has 15 days to cure the default. We will require substantial additional capital to fund phase one of the exploration program. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the Del Oro Property, then there is a substantial risk that our business will fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral property that we have leased contains commercially exploitable reserves of copper, nickel, gold and platinum group metals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.


BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liabilities for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such Liabilities may have a material adverse effect on our financial position.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended December 31, 2003, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfill our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

The legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for mineral deposits. The growth of demand for minerals may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR SOLE DIRECTOR OWNS 65.44% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our sole director owns approximately 65.44% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Peter Sotola is presently required to spend only 15% of his business time on business management services for our company. While Mr. Sotola presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Sotola from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Sotola may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We expect to apply for listing of our common stock on the over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or anticipated variations in our results of operations; (2) our ability or inability to generate new revenues; (3) increased competition; and
(4) conditions and trends in the mineral exploration industry.

Further, if our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.


ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 700 West Pender, Suite 802, Vancouver, British Columbia, Canada. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we intend to apply to have our shares of common stock quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We have 27 shareholders of record as at the date of this annual report.

Dividends
---------

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration program on the Del Oro Property in which we hold a leasehold interest. We anticipate that this program will cost us $53,000.

In January 2004, we amended our mineral claims agreement regarding the Del Oro Property located approximately 28 miles south of Winnemucca, Nevada. We paid the lessor of the property $2,000 upon execution of the agreement. In order to keep the lease in good standing, we must pay the lessor $5,000 by July 9, 2004, $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $10,000 on professional fees and $12,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $90,000. Our cash on hand at December 31, 2003 was $12,499. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro Property and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations For Period Ending December 31, 2003


We incurred a net loss of $12,962 for the year-ended December 31, 2003, as compared to a loss of $31,249 in the same period in 2002. The decrease in net loss was primarily due to a reduction in legal fees and administrative services. During fiscal 2003, we incurred legal fees of $2,719 (2002: $6,953), administrative services of $500 (2002: $10,000), accounting and audit fees of $6,751 (2002: $8,451) and mineral lease advance royalty of $2,155 (2002:
$3,000).    At year-end, we  had cash on  hand of  $12,499  (2002: $27,983). Our liabilities at the same date totalled $6,698 (2002: $8,487).

ITEM 7:  FINANCIAL STATEMENTS

                              PACIFIC SPIRIT, INC.

                        (A Pre-exploration Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

                             (Stated in US Dollars)
                             ----------------------

Terry Amisano Ltd.                                              AMISANO HANSON
Kevin Hanson, CA, CPA (Nevada)                       CHARTERED ACCOUNTANTS and
                                                   CERTIFIED PUBLIC ACCOUNTANT



                          INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Pacific Spirit Inc.

We have audited the accompanying balance sheets of Pacific Spirit Inc. (A Pre-exploration Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended December 31, 2003 and 2002 and the period May 4, 2001 (Date of Incorporation) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Pacific Spirit Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the year ended December 31, 2003 and 2002, and the period May 4, 2001 (Date of Incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada                                              "AMISANO HANSON"
June 7, 2004                                         CHARTERED  ACCOUNTANTS and
                                         CERTIFIED  PUBLIC  ACCOUNTANT (NEVADA)


750 WEST PENDER STREET, SUITE 604                TELEPHONE:  604-689-0188
VANCOUVER CANADA                                 FACSIMILE:  604-689-9773
V6C 2T7                                          E-MAIL: amishan@telus.net

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)
                              ---------------------

                                     ASSETS                                        2003               2002
                                     ------                                        ----               ----
Current
   Cash                                                                      $        12,499     $        27,983
   Prepaid expenses                                                                      733                   -
                                                                                ------------         -----------
                                                                             $        13,232     $        27,983
                                                                                ============         ===========

                                   LIABILITIES
                                   -----------
Current
   Accounts payable and accrued liabilities                                  $         6,698     $         8,487
                                                                                ------------         -----------

                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,820,000 (2002:  3,820,000) shares outstanding                                 3,820               3,820
Paid-in capital                                                                      87,180              87,180
Deficit accumulated during the pre-exploration stage                            (    84,466)        (    71,504)
                                                                                -----------          ----------
                                                                                      6,534              19,496
                                                                                -----------          ----------
                                                                             $       13,232      $       27,983
                                                                                ===========          ==========
Nature and Continuance of Operations - Note 1
Commitments - Note 3
Subsequent Event - Note 3


                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                   for the years ended December 31, 2003, 2002
   and for the period May 4, 2001 (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                                     May 4, 2001
                                                                                                   (Date of Incor-
                                                                           Year ended                poration) to
                                                                          December 31,               December 31,
                                                                     2003             2002               2003
                                                                     ----             ----               ----
Expenses
   Accounting and audit fees                                   $         6,751  $         8,451   $        19,684
   Administrative services                                                 500           10,000            17,500
   Bank charges                                                            218              267               637
   Exploration costs                                                         -              758             1,747
   Incorporation costs                                                       -                -               900
   Legal fees                                                            2,719            6,953            31,206
   Mineral lease advance royalty - Note 3                                2,155            3,000            10,155
   Office and miscellaneous                                                231               34               518
   Transfer agent fees                                                     414            1,805             2,219
                                                                   -----------       ----------       -----------
Loss before other item                                            (     12,988)    (     31,268)     (     84,566)
Other item
   Interest income                                                          26               19               100
                                                                   -----------       ----------       -----------
Net loss for the period                                        $  (     12,962) $  (     31,249)  $  (     84,466)
                                                                   ===========       ==========       ===========
Basic loss per share                                           $  (       0.00) $  (       0.01)
                                                                   ===========       ==========
Weighted average number of shares outstanding                        3,820,000        2,720,000
                                                                   ===========       ==========



                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                   for the years ended December 31, 2003, 2002
   and for the period May 4, 2001 (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                                     May 4, 2001
                                                                                                   (Date of Incor-
                                                                           Year ended                poration) to
                                                                          December 31,               December 31,
                                                                     2003             2002               2003
                                                                     ----             ----               ----
Cash Flows used in Operating Activities
   Net loss for the period                                     $  (     12,962) $  (     31,249)  $  (     84,466)

   Changes  in  non-cash  working  capital  items  related  to operations
     Prepaid expenses                                             (        733)               -      (        733)
     Accounts payable and accrued liabilities                     (      1,789)    (      6,047)            6,698
                                                                   -----------       ----------        -----------
                                                                  (     15,484)    (     37,296)     (     78,501)
                                                                   -----------       ----------        -----------
Cash Flows from Financing Activities
   Capital stock issued                                                      -           66,000            91,000
   Decrease in advance from director                                         -     (        750)                -
                                                                   -----------       ----------        ----------
                                                                             -           65,250            91,000
                                                                   -----------       ----------        ----------
Increase (decrease) in cash during the  period                    (     15,484)          27,954            12,499

Cash, beginning of the period                                           27,983               29                 -
                                                                   -----------       ----------        ----------
Cash, end of the period                                        $        12,499  $        27,983   $        12,499
                                                                   ===========      ===========        ==========
Supplemental disclosure of cash flow information Cash paid for:
     Interest                                                  $             -  $             -   $             -
                                                                   ===========      ===========        ==========
     Income taxes                                              $             -  $             -   $             -
                                                                   ===========      ===========        ==========



                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     for the period May 4, 2001 (Date of Incorporation) to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                                   Deficit
                                                                                                   Accumulated
                                                                                  Additional       During the
                                                    Common Shares                 Paid-in       Pre-Exploration
                                        --------------------------------------
                                              Number           Par Value          Capital            Stage            Total
                                              ------           ---------          -------            -----            -----
Capital stock issued for cash - at $0.01     2,500,000    $         2,500    $        22,500  $            -    $        25,000

Net loss for the period                             -                  -                  -     (     40,255)     (     40,255)
                                             ---------        -----------         ----------       ----------         ----------
Balance as at
 December 31, 2001                           2,500,000              2,500             22,500    (     40,255)     (     15,255)

Capital stock issued for cash - at $0.05     1,320,000              1,320             64,680               -             66,000

Net loss for the year ended
 December 31, 2002                                   -                  -                  -     (     31,249)    (      31,249)
                                             ---------        -----------         ----------       ----------         ----------
Balance as at
 December 31, 2002                           3,820,000              3,820             87,180     (     71,504)           19,496

Net loss for the year ended
 December 31, 2003                                   -                  -                  -     (     12,962)    (      12,962)
                                             ---------        -----------         ----------       -----------        ----------
Balance as at
 December 31, 2003                           3,820,000    $         3,820    $        87,180  $  (     84,466)  $         6,534
                                             =========        ===========         ==========       ===========        ==========



                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)
                             ----------------------

Note 1        Nature and Continuance of Operations
              ------------------------------------

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

              These financial statements have been prepared on a going concern basis. As at December 31, 2003, the Company has not yet attained profitable operations and has accumulated a deficit of $84,466 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The Company was incorporated in the State of Nevada, United States of America on May 4, 2001.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Pre-exploration Stage Company
              -----------------------------

              The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 2

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Mineral Lease
              -------------

              Costs of lease acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

              Environmental Costs
              -------------------

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

              Income Taxes
              ------------

              The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes" ("FAS 109"). Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic Loss Per Share
              --------------------

              The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

              Fair Value of Financial Instrument
              ----------------------------------

              The carrying value of cash and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              New Accounting Standards
              ------------------------

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 3

Note 3        Commitments
              -----------

              Mineral Property

              By a lease agreement effective June 1, 2001 and amended June 25, 2002, November 25, 2002 and January 9, 2004, the Company was granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County of the State of Nevada. The term of this lease is for 30 years, renewable for an additional 30 years so long as the condition of the lease are met. Minimum payments and performance commitments are as follows:

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
              - $5,000 upon execution (paid) and $4,500 (paid) for extension of the agreement;
              - $2,000 upon  execution of the amended agreement dated January 9,
                2004 (paid subsequently);
              - $5,000 on July 9, 2004;
              - $10,000 on January 9, 2005;
              - each January 9 thereafter,  a payment of $50,000  plus an annual increase or decrease equivalent to the date of inflation designated by the Consumer Price Index for that year with the execution year as the base year.

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

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 4


Note 4        Deferred Tax Assets
              -------------------

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                Total
             Deferred Tax Assets
               Non-capital loss carryforward            $       16,968
             Less valuation allowance                      (    16,968)
                                                         --------------
                                                        $            -
                                                         ==============


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 5        Income Taxes
              ------------

              No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2003 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $84,466, the benefit of which has not been recorded in the financial statements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2003 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                        Age       Position with Registrant                              Served  as a  Director
                                                                                            or Officer since
Peter Sotola                   57     President,  Secretary,  Treasurer,  Chief  Executive       May 4, 2001
                                      Officer,  and Director (Principal Executive Officer,
                                      Principal    Financial   Officer,    and   Principal
                                      Accounting Officer)

The following is a biographical summary of Mr. Peter Sotola:

Peter Sotola is the founder of our company. Mr. Sotola has been the President, Secretary-Treasurer and Director since Pacific Spirit's inception on May 4, 2001. Between 1987 and 1999 Mr. Sotola was an account executive at Georgia Pacific Securities, which has its principal offices in Vancouver, British Columbia, and engages in the business of buying and selling public securities. From 1999 to the present Mr. Sotola has been engaged in providing business consulting services. He is expected to hold his position with our company until the next annual meeting of shareholders. Mr. Sotola educational experience includes attending the College of Hotel Management in Mareinbad, Czechoslovakia between 1976 and 1980. From 1980 to 1982 he attended the Economic University in Prague, Czechoslovakia where he majored in economics and political science.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2003.

                          Annual Compensation                         Long Term Compensation
                          ------------------                          ----------------------
                                                   Other       Annual Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Peter Sotola   President 2003       $0         0      0                  0                0          0                0
               Secretary/
               Treasurer

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
Peter Sotola                                  Nil                      Nil                         Nil

(President, Secretary, Treasurer,
and Director)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

     TITLE OF CLASS          NAME OF BENEFICIAL OWNER        SHARES OF COMMON STOCK          PERCENT OF CLASS
-------------------------------------------------------------------------------------------------------------
Common                    Peter Sotola                              2,500,000                    65.44 %

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither our sole director or officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

3.1         Certificate and Articles of Incorporation*
3.2         By-Laws*
10.1        Lease Agreement dated June 1, 2001*
10.2        Lease Agreement dated June 25, 2002*
10.3        Lease Agreement dated November 25, 2002*
10.4        Lease amendment dated January 9, 2004
31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed as an exhibit to our registration statement on Form SB-2, as amended.

There were no reports filed on Form 8-K during the year-ended December 31, 2003.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

                                            Fiscal year-ended
                              December 31, 2003           December 31, 2002

Audit fees                         $ 3,110                     $ 5,841
Audit-related fees                       -                           -
Tax fees                                 -                           -
All other fees                     $ 3,121                     $ 2,610

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 7, 2004
                                          Pacific Spirit, Inc.

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