Form 10QSB
period 2004-03-31
PACIFIC SPIRIT INC
filed 2004-07-09
CIK 1140505

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    March 31, 2004
                                     ----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                   to
                                -----------------   --------------------

      Commission File Number    001-31608
                               ----------

                              PACIFIC SPIRIT, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)



            Nevada                                        98-0349685
 ------------------------------             -----------------------------------
 (State or other jurisdiction of           (I.R.S.  Employer Identification No.)
 incorporation or organization)


11640 96A Avenue
Surrey,British Columbia                                  V3V 2A1
---------------------------------------           -------------------
(Address of principal executive offices)         (Postal or Zip Code)


Issuer's telephone number, including area code: 604-760-1400


                                      None
     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,820,000 shares of $0.001 par value common stock outstanding as of July 7, 2004.

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                   ASSETS                       March 31,         December 31,
                                                   ------
                                                                                   2004               2003
                                                                                   ----               ----
Current
   Cash                                                                      $         8,990     $        12,499
   Prepaid expenses                                                                    2,033                 733
                                                                                ------------         -----------
                                                                             $        11,023     $        13,232
                                                                                ============         ===========

                                                LIABILITIES
                                                -----------
Current
   Accounts payable and accrued liabilities                                  $         8,095     $         6,698
                                                                                ------------         -----------

                                            STOCKHOLDERS' EQUITY
                                            --------------------
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,820,000 shares issued (December 31, 2003:  3,820,000)                          3,820               3,820
Paid in capital                                                                       87,180              87,180
Deficit accumulated during the pre-exploration stage                            (     88,072)       (     84,466)
                                                                                ------------         -----------
                                                                                       2,928               6,534
                                                                                ------------         -----------
                                                                             $        11,023     $        13,232
                                                                                ============         ===========


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended March 31, 2004 and 2003
    and for the period May 4, 2001 (Date of Incorporation) to March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                    May 4, 2001
                                                                                                  (Date of Incor-
                                                                    Three months ended              poration)to
                                                                         March 31,                   March 31,
                                                                  2004               2003              2004
                                                                  ----               ----              ----
Expenses
   Accounting and audit fees                               $          1,360   $            610   $         21,044
   Administrative services                                                -                500             17,500
   Bank charges                                                          47                 77                684
   Exploration costs                                                      -                  -              1,747
   Incorporation costs                                                    -                  -                900
   Legal fees                                                             -              2,700             31,206
   Mineral lease advance royalty  - Note 3                            2,000                  -             12,155
   Office and miscellaneous                                               -                131                518
   Transfer agent fees                                                  199                  -              2,418
                                                               ------------        -----------        -----------
Net loss before other item                                    (       3,606)     (       4,018)     (      88,172)
Other item
   Interest income                                                        -                 15                100
                                                               ------------        -----------        ------------
Net loss for the period                                    $  (       3,606)  $  (       4,003)  $  (      88,072)
                                                               ============        ===========        ============
Basic loss per share                                       $  (        0.00)  $  (        0.00)
                                                               ============        ===========
Weighted average number of shares outstanding                     3,820,000          3,820,000
                                                               ============        ===========



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 2004 and 2003,
    and for the period May 4, 2001 (Date of Incorporation) to March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                         May 4, 2001
                                                                                                       (Date of Incor-
                                                                       Three months ended               poration) to
                                                                           March 31,                      March 31,
                                                                    2004                2003                2004
                                                                    ----                ----                ----
Cash Flows from Operating Activities
   Net loss for the period                                  $  (        3,606)   $  (        4,003)  $  (       88,072)
   Change in non-cash working capital balance
    related to operations
     Prepaid expenses                                          (        1,300)                   -      (        2,033)
     Accounts payable and accrued liabilities                           1,397       (        4,185)              8,095
                                                                -------------        -------------        -------------
                                                               (        3,509)      (        8,188)     (       82,010)
                                                                -------------        -------------        -------------
Cash Flows from Financing Activities
   Capital stock issued                                                     -                    -              91,000
                                                                -------------        -------------        -------------
                                                                            -                    -              91,000
                                                                -------------        -------------        -------------
Increase (decrease) in cash during the period                  (        3,509)      (        8,188)              8,990

Cash, beginning of the period                                          12,499               27,983                   -
                                                                -------------        -------------        -------------
Cash, end of the period                                     $           8,990    $          19,795   $           8,990
                                                                =============        =============        =============
Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
     Interest                                               $               -    $               -   $               -
                                                                =============        =============        =============
     Income taxes                                           $               -    $               -   $               -
                                                                =============        =============        =============


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period May 4, 2001 (Date of Incorporation) to March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                Deficit
                                                                                              Accumulated
                                                                            Additional      During the Pre-
                                                Common Shares                 Paid-in         exploration
                                      -----------------------------------
                                           Number          Par Value          Capital            Stage              Total
                                           ------          ---------          -------            -----              -----
Capital stock issued for cash
                        - at $0.01          2,500,000   $         2,500  $        22,500   $             -    $       25,000

Net loss for the period                             -                 -                -      (    40,255)      (     40,255)
                                            ---------         ---------        ---------        ----------        -----------
Balance, as at
 December 31, 2001                          2,500,000             2,500           22,500      (    40,255)      (     15,255)

Capital stock issued for cash
                        - at $0.05          1,320,000             1,320           64,680                 -            66,000

Net loss for the year                               -                 -                -     (     31,249)      (     31,249)
                                            ---------         ---------        ----------       ----------         -----------
Balance, as at
 December 31, 2002                          3,820,000             3,820           87,180     (     71,504)            19,496

Net loss for the year                               -                 -                -     (     12,962)      (     12,962)
                                            ---------        ----------        ----------       ----------         -----------
Balance, as at
 December 31, 2003                          3,820,000             3,820           87,180     (     84,466)             6,534

Net loss for the period                             -                 -                -     (      3,606)      (      3,606)
                                            ---------        ----------        ----------       ----------          ----------
Balance, as at
 March 31, 2004                             3,820,000   $         3,820  $        87,180   $ (     88,072)    $        2,928
                                            =========        ==========        ==========       ===========         ==========



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

Note 1        Interim Reporting
              -----------------

              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2003 financial statements.

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2004, the Company has not yet attained profitable operations and has accumulated losses of $88,072 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------



Note 3        Commitments - (cont'd)
              -----------

              Mineral Property - (cont'd)
              - each January 9 thereafter, a payment of $50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer Price Index for that year with execution year as base year.

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

Item 2.           Management's Discussion and Analysis or Plan of Operation


Forward Looking Statements
--------------------------

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this quarterly report.


Plan of Operation
-----------------

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration program on the Del Oro Property in which we hold a leasehold interest. We anticipate that this program will cost us $53,000.

In January 2004, we amended our mineral claims agreement regarding the Del Oro Property located in Pershing County Nevada. We paid the lessor of the property $2,000 upon execution of the agreement. In order to keep the lease in good standing, we must pay the lessor $5,000 by July 9, 2004, $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $10,000 on professional fees and $12,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $90,000. Our cash on hand at March 31, 2004 was $8,990. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro Property and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the first quarter ended March 31, 2004
----------------------------------------------------------------

We incurred a net loss of $3,606 for the three-month period ended March 31, 2004, which is comparable to a loss of $4,003 in the same period in 2003. During the three months ended March 31, 2004, we incurred transfer agent and filing fees of $199 (2003: $Nil), accounting and audit fees of $1,360 (2003: $610), legal fees of $Nil (2003: $2,700) and mineral lease advance royalty of $2,000 (2003: $Nil). At the end of the first quarter, we had cash on hand of $8,990. Our liabilities at the same date totalled $8,095 (December 31, 2003: $6,698).

Item 3.           Controls and Procedures


As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, the Chief Executive Officer, and the Chief Financial Officer.


Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


There were no reports filed on Form 8-K during the three-month period ended March 31, 2004.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Pacific Spirit, Inc.

                                           /s/ Peter Sotola
                                           ---------------------------
                                           Peter Sotola
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: July 7, 2004