Form 10QSB
period 2004-06-30
PACIFIC SPIRIT INC
filed 2004-08-05
CIK 1140505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    June 30, 2004
                                       -------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period                       to
                                  ------------------   --------------------

     Commission File Number    001-31608
                               ---------

                              PACIFIC SPIRIT, INC.
        ----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


               Nevada                                    98-0349685
    -------------------------------         -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


11640 96A Avenue
Surrey, British Columbia                                  V3V 2A1
----------------------------------------            --------------------
(Address of principal executive offices)            (Postal or Zip Code)


Issuer's telephone number, including area code:         604-760-1400
                                                        ------------

                                      None
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,820,000 shares of $0.001 par value common stock outstanding as of July 29, 2004.

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                   ASSETS
                                                   ------                         June 30,         December 31,
                                                                                   2004               2003
                                                                                   ----               ----
Current
   Cash                                                                      $         5,570     $        12,499
   Prepaid expenses                                                                    1,953                 733
                                                                               -------------       -------------
                                                                             $         7,523     $        13,232
                                                                               =============       =============

                                                LIABILITIES
                                                -----------
Current
   Accounts payable and accrued liabilities                                  $         7,616     $         6,698
                                                                               -------------       -------------

                                            STOCKHOLDERS' EQUITY
                                            --------------------

Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,820,000 shares issued (December 31, 2003:  3,820,000)                          3,820               3,820
Paid in capital                                                                       87,180              87,180
Deficit accumulated during the pre-exploration stage                            (     91,093)       (     84,466)
                                                                               --------------       -------------
                                                                                         (93)              6,534
                                                                               --------------       -------------
                                                                             $         7,523     $        13,232
                                                                               ==============       =============


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                for the three and six months ended June 30, 2004
and 2003 and for the period May 4, 2001 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                              May 4, 2001
                                                                                                               (Date of
                                              Three months ended                 Six months ended          Incorporation) to
                                                   June 30,                          June 30,                  June 30,
                                            2004             2003             2004             2003              2004
                                            ----             ----             ----             ----              ----
Expenses
   Accounting and audit fees             $        562    $           -    $       1,922   $         610    $        21,606
   Administrative services                          -                -                -             500             17,500
   Bank charges                                    51               47               98             124                735
   Exploration costs                              655                -              655               -              2,402
   Incorporation costs                              -                -                -               -                900
   Legal fees                                       -               19                -           2,719             31,206
   Mineral lease advance royalty
    - Note 3                                        -                -            2,000               -             12,155
   Office                                           -                -                -             131                518
   Transfer agent fees                          1,753               38            1,952              38              4,171
                                            ----------     ------------      -----------     -----------      -------------
Loss before other item                      (   3,021)     (       104)      (    6,627)     (    4,122)      (     91,193)
Other item
   Interest income                                  -               11                -              26                100
                                            ----------     ------------      -----------     -----------      -------------
Net loss for the period                  $  (   3,021)   $ (        93)   $  (    6,627)  $  (    4,096)   $  (     91,093)
                                            ==========     ============      ===========     ===========      =============
Basic loss per share                     $  (    0.00)   $ (      0.00)   $  (     0.00)  $  (     0.00)
                                            ==========     ============      ===========     ===========
Weighted average number of  shares
outstanding                                 3,820,000        3,820,000        3,820,000       3,820,000
                                            =========        =========        =========       =========

                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 2004 and 2003,
     and for the period May 4, 2001 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                May 4, 2001
                                                                                              (Date of Incor-
                                                                       Six months ended         poration) to
                                                                           June 30,               June 30,
                                                                    2004            2003            2004
                                                                    ----            ----            ----
Cash Flows from Operating Activities
   Net loss for the period                                  $  (    6,627)   $  (    4,096)  $  (   91,093)
   Change in non-cash working capital balance
    related to operations
     Prepaid expenses                                          (    1,220)               -      (    1,953)
     Accounts payable and accrued liabilities                         918       (    4,841)          7,616
                                                               ----------       ----------      ----------
                                                               (    6,929)      (    8,937)     (   85,430)
                                                               ----------       ----------      ----------
Cash Flows from Financing Activities
   Capital stock issued                                                 -                -          91,000
                                                               ----------       ----------      ----------
                                                                        -                -          91,000
                                                               ----------       ----------      ----------
Increase (decrease) in cash during the period                  (    6,929)      (    8,937)          5,570
                                                               ----------       ----------      ----------
Cash, beginning of the period                                      12,499           27,983               -
                                                               ----------       ----------      ----------
Cash, end of the period                                     $       5,570    $      19,046   $       5,570
                                                               ==========       ==========      ==========

Supplemental disclosure of cash flow information;
Cash paid for:
Interest                                                    $           -    $           -   $           -
                                                               ==========       ==========      ==========
Income taxes                                                $           -    $           -   $           -
                                                               ==========       ==========      ==========

                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       for the period May 4, 2001 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                                Deficit
                                                                                              Accumulated
                                                Common Shares                Additional      During the Pre-
                                      -----------------------------------     Paid-in         exploration
                                           Number          Par Value          Capital            Stage              Total
                                           ------          ---------          -------            -----              -----
Capital stock issued for cash
                        - at $0.01          2,500,000   $         2,500  $        22,500   $             -    $        25,000

Net loss for the period                             -                 -                -      (     40,255)      (     40,255)
                                            ---------     -------------     ------------      -------------      -------------
Balance, as at
 December 31, 2001                          2,500,000             2,500           22,500      (     40,255)      (     15,255)

Capital stock issued for cash
                        - at $0.05          1,320,000             1,320           64,680                 -             66,000
Net loss for the year                               -                 -                -      (     31,249)      (     31,249)
                                            ---------     -------------     ------------      -------------      -------------
Balance, as at
 December 31, 2002                          3,820,000             3,820           87,180      (     71,504)            19,496

Net loss for the year                               -                 -                -      (     12,962)      (     12,962)
                                            ---------     -------------     ------------      -------------      -------------
Balance, as at
 December 31, 2003                          3,820,000             3,820           87,180      (     84,466)             6,534

Net loss for the period                             -                 -                -      (      6,627)      (      6,627)
                                            ---------     -------------     ------------      -------------      -------------
Balance, as at
June 30, 2004                               3,820,000   $         3,820  $        87,180   $  (     91,093)   $           (93)
                                            =========     =============     ============      =============      =============

                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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

Note 2        Continuance of Operations
              -------------------------
              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2004, the Company has not yet attained profitable operations, has a working capital deficiency of $93 and has accumulated losses of $91,093 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:

              - $5,000 upon execution  (paid) and $4,500 (paid) for extension of the  agreement;
              - $2,000 upon execution (paid) of the amended agreement dated
                January 9, 2004;
              - $5,000 on July 9, 2004 (paid subsequently);
              - $10,000 on January 9, 2005; and

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------

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

In January 2004, we amended our mineral claims agreement regarding the Del Oro Property located in Pershing County Nevada. We paid the lessor of the property $2,000 upon execution of the agreement. In order to keep the lease in good standing, we must pay the lessor $5,000 by July 9, 2004 (paid on July 5, 2004), $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $10,000 on professional fees and $12,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $90,000. Our cash on hand at June 30, 2004 was $5,570. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro Property and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the second quarter ended June 30, 2004
----------------------------------------------------------------

We incurred a net loss of $6,627 for the six-month period ended June 30, 2004, compared to a loss of $4,122 in the same period in 2003. During the six months ended June 30, 2004, we incurred transfer agent and filing fees of $1,952 (2003:
$38), accounting and audit fees of $1,922 (2003: $610), and exploration costs of $655 (2003: $Nil). At the end of the second quarter, we had cash on hand of $5,570. Our liabilities at the same date totalled $7,616 (December 31, 2003:
$6,698).


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



There were no reports filed on Form 8-K during the six-month period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Pacific Spirit, Inc.

                                            /s/ Peter Sotola
                                            ---------------------------
                                            Peter Sotola
                                            President, Secretary, Treasurer
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer)
                                            Dated: July 29, 2004