Form 10QSB
period 2004-09-30
PACIFIC SPIRIT INC
filed 2004-11-04
CIK 1140505

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended    September 30, 2004
                                          ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    ------------------   --------------------

      Commission File Number    001-31608
                            -------------

                              PACIFIC SPIRIT, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

                Nevada                                    98-0349685
    --------------------------------       ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

11640 96A Avenue
Surrey, British Columbia                                 V3V 2A1
----------------------------------------       ------------------------------
(Address of principal executive offices)           (Postal or Zip Code)

Issuer's telephone number, including area code:        604-760-1400
                                                ---------------------------
                                      None
     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,820,000 shares of $0.001 par value common stock outstanding as of November 4, 2004.

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ------------


                                                    ASSETS                    September 30,       December 31,
                                                    ------                       2004               2003
                                                                                 ----               ----
Current
   Cash                                                                      $           830     $        12,499
   Prepaid expenses                                                                      253                 733
                                                                                ------------          ----------
                                                                             $         1,083     $        13,232
                                                                                ============          ==========

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities                                  $         4,160     $         6,698
   Due to related party - Note 3                                                       5,676                   -
                                                                                ------------          ----------
                                                                                       9,836               6,698
                                                                                ============          ==========

                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        ---------------------------------
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      3,820,000 shares issued (December 31, 2003:  3,820,000)                          3,820               3,820
Paid in capital                                                                       87,180              87,180
Deficit accumulated during the pre-exploration stage                                 (99,753)            (84,466)
                                                                                ------------           ----------
                                                                                      (8,753)              6,534
                                                                                ------------           ----------
                                                                             $         1,083     $        13,232
                                                                                ============           ==========



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and nine months ended September 30, 2004 and 2003 and for the period May 4, 2001 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                              May 4, 2001
                                                                                                               (Date of
                                              Three months ended                Nine months ended          Incorporation) to
                                                 September 30,                    September 30,                Sept 30,
                                            2004             2003             2004             2003              2004
                                            ----             ----             ----             ----              ----
Expenses
   Accounting and audit fees            $         670  $         1,121    $       2,592   $       1,731    $        22,276
   Administrative services                      1,500                -            1,500             500             19,000
   Bank charges                                    81               49              179             173                816
   Exploration costs                              150                -              805               -              2,552
   Incorporation costs                              -                -                -               -                900
   Legal fees                                       -                -                -           2,719             31,206
   Mineral lease advance royalty
    - Note 4                                    5,000            2,155            7,000           2,155             17,155
   Office and miscellaneous                       750                -              750             131              1,268
   Transfer agent and listing fees                509              297            2,461             335              4,680
                                           ----------       -----------       ---------       ---------          ---------
Loss before other item                         (8,660)          (3,622)         (15,287)         (7,744)           (99,853)
Other item
   Interest income                                  -                -                -              26                100
                                           ----------       -----------       ---------       ---------          ---------
Net loss for the period                 $      (8,660) $        (3,622)   $     (15,287)  $      (7,718)   $       (99,753)
                                           ==========       ===========       ==========      =========          =========
Basic loss per share                    $       (0.00) $         (0.00)   $       (0.00)  $       (0.00)
                                           ==========       ===========       ==========      =========
Weighted average number of  shares
outstanding                                 3,820,000        3,820,000        3,820,000       3,820,000
                                           ==========       ==========        ==========      =========


                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 2004 and 2003,
  and for the period May 4, 2001 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                          May 4, 2001
                                                                                                        (Date of Incor-
                                                                       Nine months ended                  poration) to
                                                                         September 30,                   September 30,
                                                                    2004                2003                 2004
                                                                    ----                ----                 ----
Cash Flows from Operating Activities
   Net loss for the period                                  $         (15,287)   $          (7,718)  $         (99,753)
   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                                     480                    -                (253)
     Accounts payable and accrued liabilities                          (2,538)              (7,721)              4,160
                                                                   ----------           ----------           ----------
                                                                      (17,345)             (15,439)            (95,846)
                                                                   ----------           ----------           ----------
Cash Flows from Financing Activities
   Capital stock issued                                                     -                    -              91,000
   Advance from a director                                              5,676                    -               5,676
                                                                   ----------           ----------           ---------
                                                                        5,676                    -              96,676
                                                                   ----------           ----------           ---------

Increase (decrease) in cash during the period                         (11,669)             (15,439)                830

Cash, beginning of the period                                          12,499               27,983                   -
                                                                   ----------           ----------          ----------
Cash, end of the period                                     $             830    $          12,544   $             830
                                                                   ==========           ==========          ==========
Supplemental disclosure of cash flow information; Cash paid for:
     Interest                                               $               -    $               -   $               -
                                                                   ==========           ==========          ==========
     Income taxes                                           $               -    $               -   $               -
                                                                   ==========           ==========          ==========

                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period May 4, 2001 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                  ------------

                                                                                                Deficit
                                                                                              Accumulated
                                                Common Shares                Additional      During the Pre-
                                      -----------------------------------     Paid-in         exploration
                                           Number          Par Value          Capital            Stage              Total
                                           ------          ---------          -------            -----              -----
Capital stock issued for cash
                        - at $0.01          2,500,000   $         2,500  $        22,500   $             -    $        25,000

Net loss for the period                             -                 -                -           (40,255)           (40,255)
                                            ---------         ----------       ---------         ----------          ---------
Balance, as at
 December 31, 2001                          2,500,000             2,500           22,500           (40,255)           (15,255)

Capital stock issued for cash
                        - at $0.05          1,320,000             1,320           64,680                 -             66,000

Net loss for the year                               -                 -                -           (31,249)           (31,249)
                                            ---------         ----------       ---------         ----------          ---------
Balance, as at
 December 31, 2002                          3,820,000             3,820           87,180           (71,504)            19,496

Net loss for the year                               -                 -  -                         (12,962)           (12,962)
                                            ---------         ----------       ---------         ----------          ---------
Balance, as at
 December 31, 2003                          3,820,000             3,820           87,180           (84,466)             6,534

Net loss for the period                             -                 -                -           (15,287)           (15,287)
                                            ---------         ----------       ----------        ----------          ---------
Balance, as at
 September  30, 2004                        3,820,000   $         3,820  $        87,180   $       (99,753)   $        (8,753)
                                            =========         ==========       ==========        ==========          =========



                            SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                September30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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

              The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has a working capital deficiency of $8,753 as at September 30, 2004, has not yet attained profitable operations and has accumulated losses of $99,753 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Due to Related Party
              --------------------

              The amount due to related party, a director of the Company, consists of unpaid advances of $5,676. The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4        Commitments
              -----------

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

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------


Note 3        Commitments - (cont'd)
              -----------

              Mineral Property - (cont'd)

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:

              - $5,000 upon execution (paid) and $4,500 (paid) for extension of the agreement;
              - $2,000 upon execution (paid) of the amended agreement dated January 9, 2004;
              - $5,000 on July 9, 2004 (paid);
              - $10,000 on January 9, 2005;  and
              - each January 9 thereafter, a payment of $50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer Price Index for that year with execution year as base year.

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


Plan of Operation
-----------------

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration program on the Del Oro Property in which we hold a leasehold interest. We still anticipate that this program will cost us $53,000.

In January 2004, we amended our mineral claims agreement regarding the Del Oro Property located in Pershing County Nevada. We paid the lessor of the property $2,000 upon execution of the agreement and $5,000 on July 9, 2004. In order to keep the lease in good standing, we must pay the lessor $10,000 by January 9, 2005, and $50,000 per year thereafter.

In addition, we anticipate spending $12,000 on professional fees and $15,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $90,000. Our cash on hand at September 30, 2004 was $830. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro Property and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the third quarter ended September 30, 2004
--------------------------------------------------------------------

We incurred a net loss of $15,287 for the nine-month period ended September 30, 2004, as compared to a loss of $7,718 in the same period in 2003. The difference in net loss was primarily due to an increase in management fees, office expenses, and resource costs as per lease agreement. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for administrative fees ($1,500 per the period July - September 2004). The Company also started to incur $250 per month for office rent, telephone expenses, and general miscellaneous office expenses ($750 per the period July - September 2004) related to the use of the Vancouver office. In the previous periods, the president did not charge the Company for such expenses. During the nine-month period ended September 30, 2004, we incurred transfer agent and filing fees of $2,461 (2003: $335) and accounting and audit fees of $2,592 (2003: $1,731) in order to bring all outstanding SEC filings current. We also incurred resource property costs as per lease agreement of $7,000 (2003:
$2,155). At the end of the third quarter, we had cash on hand of $830. Our liabilities at the same date totalled $9,836, and consisted of accounts payable of $4,160 and $5,676 due to a related party.

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

10.1     Management Agreement

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


There were no reports filed on Form 8-K during the six-month period ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Pacific Spirit, Inc.

                                           /s/ Peter Sotola
                                           ------------------------------------
                                           Peter Sotola
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: November 4, 2004

                                  Exhibit 10.1

                              MANAGEMENT AGREEMENT
                              --------------------


This Management Agreement is dated July 1, 2004.

BETWEEN:

                  Peter Sotola, with address at 11640 - 96A Avenue, Surrey, B.C.

                                                                (the "Manager")

and

                  PACIFIC SPIRIT INC., a company having a registered office in the State of Nevada and records office at 802 - 700 West Pender Street, Vancouver, BC, V6C 1G8

                                                                (the "Company")

WHEREAS:

A. The Company has agreed to retain the services of the Manager on the terms and conditions hereinafter set forth effective the date referenced above; and

B. The Manager has agreed to be retained by the Company upon the terms and conditions hereinafter set forth.

NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the premises and mutual covenants and agreements herein contained, the parties hereto covenant and agree each with the other as follows:


1.       RETAINER

The Company hereby retains the Manager and the Manager hereby accepts such retainer, to perform the duties and render the services set forth herein during the term of this Agreement. The Manager agrees to provide the services of Peter Sotola ("Sotola") to the Company for the duration of this Agreement.


2.       TERM

This Agreement will be effective July 1, 2004 (the "Commencement Date") and shall continue in full force and effect for 12 months after the Commencement Date.


3.       COMPENSATION

As compensation for the services of the Manager during the term of this Agreement, the Company shall pay the Manager a monthly salary of US$500 commencing on the Commencement Date.

4.       REIMBURSEMENT FOR EXPENSES

The Manager will be reimbursed for all reasonable out-of-pocket expenses incurred by the Manager in or about the execution of his duties which are pre-approved by the Company.


5.       DUTIES AND SERVICES

During the term of this Agreement, the Company agrees that Sotola will provide general management duties, as required.


6.       TERMINATION OF AGREEMENT

Notwithstanding any other provision herein, it is understood and agreed by and between the parties hereto that the Manager may resign his retainer hereunder by giving one month's written notice of such intention to resign.


7.       APPLICABLE LAW

This Agreement shall be governed by the laws of the State of Nevada, USA and the Province of British Columbia, Canada.


8.       AMENDMENT

This Agreement may not be amended or otherwise modified except in writing signed by both parties.


9.       HEADINGS

All headings and titles in this Agreement are for reference only and are not to be used in the interpretation of the terms hereof.


10.      ACCEPTANCE OF AGREEMENT

This Agreement is subject to the approval of the Board of Directors of the Company.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.


PETER SOTOLA                                         PACIFIC SPIRIT INC.
Per:                                                 Per:

sgd: Peter Sotola                                    sgd: Peter Sotola
Peter Sotola                                         Peter Sotola, President