Form 10KSB
period 2004-12-31
PACIFIC SPIRIT INC
filed 2005-03-30
CIK 1140505

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

                   For the fiscal year ended December 31, 2004
                                             -----------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 001-31546


                              PACIFIC SPIRIT, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                      98-0349685
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                                11640 96A Avenue
                    Surrey, British Columbia, Canada V3V 2A1
                    -----------------------------------------
                    (Address of principal executive offices)


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

                                             Yes                  No
                                                 ------------        ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                             Yes      X           No
                                                 ----------         -----------


State issuer's revenues for its most recent fiscal year:          Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                          $66,000 as at March 29, 2005
                          ----------------------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


               3,820,000 shares of common stock at March 29, 2005
               --------------------------------------------------

TABLE OF CONTENTS
-----------------
                                                                           Page

ITEM   1:  DESCRIPTION OF BUSINESS............................................4
ITEM   2:  DESCRIPTION OF PROPERTY...........................................11
ITEM   3:  LEGAL PROCEEDINGS.................................................11
ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11
ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........11
ITEM   6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........12
ITEM   7:  FINANCIAL STATEMENTS..............................................12
ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURES..................................24
ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......24
ITEM 10:  EXECUTIVE COMPENSATION.............................................25
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....26
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................26
ITEM 13:  EXHIBITS AND REPORTS...............................................27
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................... 27

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

Minimum Advance Royalty Payments:

The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following: - $5,000 upon execution (paid) and $4,500 (paid) for extension of the agreement; - $2,000 upon execution (paid) of the amended agreement dated January 9, 2004; - $5,000 on July 9, 2004 (paid); - $10,000 on January 9, 2005 (currently being renegotiated); and - each annual payment thereafter of $50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer Price Index for that year with execution year as base year. Each such payment shall be made by January 9, of each successive year of lease.

The advance royalty payment of $10,000 due by January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the scheduled advance royalty payments. As per the lease agreement, the landlord must give written default notice and the Company has 15 days to cure the default or the lease can be terminated. No notice has been received due to the current negotiations.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to meet the terms of the mining lease, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2004, we had cash in the amount of $576. We currently do not have any operations and we have no income.

Our business plan for the next twelve months calls for significant expenses in connection with the exploration of the Del Oro Property. In order to complete phase one of the exploration program, we anticipate the costs to be $53,000. We are also required to pay an additional $10,000 in order to keep our lease agreement respecting the Del Oro Property in good standing. The royalty payment of $10,000 due by January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the scheduled advance royalty payments. In addition, we anticipate incurring $10,000 in professional fees and $15,000 in administrative expenses.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended December 31, 2004, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfill our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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


ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 11640 96A Avenue, Surrey, British Columbia, Canada. Our officers provided principal executive office space and telephone service free of charge up to June 30, 2004. Effective July 31, 2004, the Company was charged $250 per month for rent and telephone expenses. The costs associated with the use of the telephone and mailing address were deemed by management to be reasonable.

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

In January 2004, we amended our mineral claims agreement regarding the Del Oro Property located approximately 28 miles south of Winnemucca, Nevada. We paid the lessor of the property $2,000 upon execution of the agreement. We also paid the lessor $5,000 by July 9, 2004 as per the amended agreement. In order to keep the lease in good standing, we must pay the lessor $10,000 by January 9, 2005, and $50,000 per year thereafter. The royalty payment of $10,000 due by January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the scheduled advance royalty payments.

In addition, we anticipate spending $10,000 on professional fees and $15,000 on administrative expenses. Our cash on hand at December 31, 2004 was $576. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro Property and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations For the Year Ended December 31, 2004


We incurred a net loss of $23,338 for the year-ended December 31, 2004, as compared to a loss of $12,962 in the same period in 2003. The increase in net loss was primarily due to the increase in office and administrative services, mineral property royalty payments, and filing fees. During fiscal year 2004, we incurred legal fees of $1,000 (2003: $2,719), administrative services of $3,000 (2003: $500), accounting and audit fees of $6,550 (2003: $6,751), mineral lease advance royalty of $7,805 (2003: $2,155), office and miscellaneous expenses of $1,500 (2003: $231), and transfer agent and filing fees of $3,261 (2003: $414).
Effective July 2004, as per a management agreement, the president started to charge $500 per month for administrative services. At year-end, we had cash on hand of $576 (2003: $12,499). Our liabilities at the same date totalled $18,180 (2003: $6,698).

ITEM 7:  FINANCIAL STATEMENTS

                              PACIFIC SPIRIT, INC.

                        (A Pre-exploration Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                             (Stated in US Dollars)

TERRY AMISANO LTD.                                               AMISANO HANSON
KEVIN HANSON LTD.                                         CHARTERED ACCOUNTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Pacific Spirit Inc.

We have audited the accompanying balance sheets of Pacific Spirit Inc. (A Pre-exploration Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended December 31, 2004 and 2003 and the period May 4, 2001 (Date of Incorporation) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Pacific Spirit Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period May 4, 2001 (Date of Incorporation) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                       (sgd) "AMISANO HANSON"
March 3, 2005                                            Chartered Accountants





750 West Pender Street, Suite 604                     Telephone:  604-689-0188
Vancouver Canada                                      Facsimile:  604-689-9773
V6C 2T7                                               E-MAIL: amishan@telus.net

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)
                             ----------------------

                                                     ASSETS                        2004               2003
                                                     ------                        ----               ----
Current
    Cash                                                                    $            576    $         12,499
    Prepaid expenses                                                                     800                 733
                                                                            ----------------    ----------------

                                                                            $          1,376    $         13,232
                                                                            ================    ================

                                                    LIABILITIES
                                                    -----------

Current
    Accounts payable and accrued liabilities - Note 3                       $         12,504    $          6,698
    Due to related party - Note 3                                                      5,676                   -
                                                                            ----------------    ----------------

                                                                                      18,180               6,698
                                                                            ----------------    ----------------

                                         STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value
         10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
        100,000,000  shares authorized
          3,820,000  (2003:  3,820,000) shares outstanding                             3,820               3,820
Paid-in capital                                                                       87,180              87,180
Deficit accumulated during the pre-exploration stage                                (107,804)            (84,466)
                                                                            ----------------    ----------------

                                                                                     (16,804)              6,534
                                                                            ----------------    ----------------

                                                                            $          1,376    $         13,232
                                                                            ================    ================

Nature and Continuance of Operations - Note 1
Commitments - Note 4
Subsequent Event - Note 4



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2004 and 2003
  and for the period May 4, 2001 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)
                             ----------------------

                                                                                                         May 4, 2001
                                                                                                          (Date of
                                                                                                       Incorporation)
                                                                              Years ended                    to
                                                                              December 31,              December 31,
                                                                         2004             2003              2004
                                                                         ----             ----              ----
Expenses
    Accounting and audit fees                                       $        6,550   $       6,751    $        26,234
    Administrative services - Note 3                                         3,000             500             20,500
    Bank charges and interest                                                  222             218                859
    Exploration costs                                                            -               -              1,747
    Incorporation costs                                                          -               -                900
    Legal fees                                                               1,000           2,719             32,206
    Mineral lease advance royalty - Note 4                                   7,805           2,155             17,960
    Office and miscellaneous                                                 1,500             231              2,018
    Transfer agent & filing fees                                             3,261             414              5,480
                                                                    --------------   -------------    ---------------

Loss before other item                                                     (23,338)        (12,988)          (107,904)

Other item
    Interest income                                                              -              26                100
                                                                    --------------   -------------    ---------------

Net loss for the period                                             $      (23,338)  $     (12,962)   $      (107,804)
                                                                    ==============   =============    ===============

Basic loss per share                                                $        (0.01)  $       (0.00)
                                                                    ==============   =============

Weighted Average Number of Shares Outstanding                            3,820,000       3,820,000
                                                                    ==============   =============



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2004 and 2003
  and for the period May 4, 2001 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)
                             ----------------------

                                                                                                     May 4, 2001
                                                                                                       (Date of
                                                                                                    Incorporation)
                                                                           Years ended                    to
                                                                          December 31,               December 31,
                                                                      2004            2003               2004
                                                                      ----            ----               ----
Cash Flows used Operating Activities
    Net loss for the period                                      $     (23,338)  $     (12,962)   $       (107,804)
    Changes in non-cash working capital
     items related to operations:
      Prepaid expenses                                                     (67)           (733)               (800)
      Accounts payable and accrued
       liabilities                                                       5,806          (1,789)             12,504
                                                                 -------------   --------------   ----------------

                                                                       (17,599)        (15,484)            (96,100)
                                                                 -------------   -------------    ----------------

Cash Flows from Financing Activities
    Capital stock issued                                                     -               -              91,000
    Advance from a director                                              5,676               -               5,676
                                                                 -------------   -------------    ----------------

                                                                         5,676               -              96,676
                                                                 -------------   -------------    ----------------

Increase (decrease) in cash during the period                          (11,923)        (15,484)                576

Cash, beginning of the period                                           12,499          27,983                   -
                                                                 -------------   -------------    ----------------

Cash, end of the period                                          $         576   $      12,499    $            576
                                                                 =============   =============    ================

Supplemental disclosure of cash flow
 information
    Cash paid for:
      Interest                                                   $           -   $           -    $              -
                                                                 =============   =============    ================

      Income taxes                                               $           -   $           -    $              -
                                                                 =============   =============    ================




                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period May 4, 2001 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)
                             ----------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                                            Additional         During the
                                                 Common Shares               Paid-in        Pre-Exploration
                                      --------------------------------
                                             Number         Par Value         Capital             Stage              Total
                                             ------         ---------         -------             -----              -----
Capital stock issued for cash - at $0.01    2,500,000  $         2,500  $        22,500  $                -   $        25,000

Net loss for the period                             -                -                -             (40,255)          (40,255)
                                      ---------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2001             2,500,000            2,500           22,500             (40,255)          (15,255)

Capital stock issued for cash - at $0.05    1,320,000            1,320           64,680                   -            66,000

Net loss for the year ended
 December 31, 2002                                  -                -                -             (31,249)          (31,249)
                                      ---------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2002             3,820,000            3,820           87,180             (71,504)           19,496

Net loss for the year ended
 December 31, 2003                                  -                -                -             (12,962)          (12,962)
                                      ---------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2003             3,820,000            3,820           87,180             (84,466)            6,534

Net loss for the year ended
 December 31, 2004                                 -                -                -              (23,338)          (23,338)
                                      ---------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2004             3,820,000  $         3,820  $        87,180  $         (107,804)  $       (16,804)
                                      ===============  ===============  ===============  ==================   ===============



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)


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

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has a working capital deficiency of $16,804 and as at December 31, 2004, has not yet attained profitable operations and has accumulated a deficit of $107,804 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

              The Company was incorporated in the State of Nevada, United States of America on May 4, 2001.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgement. Actual results may vary from these estimates.

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

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

              Income Taxes
              ------------

              The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("FAS"), No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic Loss Per Share
              --------------------

              The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Financial Instruments
              ---------------------

              The carrying value of cash, accounts payable and accrued liabilities and due to related party approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              New Accounting Standards
              ------------------------

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Related Party Transactions
              --------------------------

              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                   May 2, 2001
                                                                                                    (Date of
                                                                                                 Incorporation)
                                                                         Years ended                   to
                                                                        December 31,              December 31,
                                                                    2004            2003              2004
                                                                    ----            ----              ----
              Administrative services                           $       3,000  $           -   $           3,000
                                                                =============  =============   =================

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at December 31, 2004 is $3,000 (2003:
              $Nil) consisting of unpaid management fees due to a director of the Company.

              The amount due to related party, a director of the Company, consist of unpaid advances of $5,676. The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

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

              - $2,000 upon execution of the amended agreement dated January 9, 2004 (paid);

              -        $5,000 on July 9, 2004 (paid);

              -        $10,000 on January 9, 2005;

              -         each January 9 thereafter, a payment of $50,000 plus an
                annual increase or decrease equivalent to the date of inflation designated by the Consumer Price Index for that year with the execution year as the base year.

              The advance royalty payment of $10,000 due January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the advance royalty payments due. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. No notice has been received due to current negotiations.

              The Company can reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

              -----------

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

Note 5        Deferred Tax Assets
              -------------------

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                                      Total
              Deferred tax assets
                  Non-capital loss carryforward                                                   $        25,294
              Less: valuation allowance                                                                   (25,294)
                                                                                                  ---------------

                                                                                                  $             -
                                                                                                  ===============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes
              ------------

              No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2004 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $106,804, the benefit of which has not been recorded in the financial statements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name              Age     Position with Registrant                     Served as a Director
                                                                         or Officer since
Peter Sotola       58     President, Secretary, Treasurer,                May 4, 2001
                          Chief Executive Officer, and
                          Director (Principal Executive Officer,
                          Principal Financial Officer, and Principal
                          Accounting Officer)

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

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2004 and 2003.

                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------

                                                   Other       Annual Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Peter Sotola   President/  2004      $0       0      $3,000             0                0          0             0
               Secretary/  2003      $0       0           0             0                0          0             0
               Treasurer

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
Peter Sotola                          Nil                      Nil                         One

(President, Secretary, Treasurer,
and Director)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 14, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

     TITLE OF CLASS          NAME OF BENEFICIAL OWNER        SHARES OF COMMON STOCK          PERCENT OF CLASS
------------------------- -------------------------------- ---------------------------- ---------------------------
Common                    Peter Sotola                              2,500,000                    65.44 %
------------------------- -------------------------------- ---------------------------- ---------------------------
Directors and Officers                                                                            65.44%
as a Group consisting
of one person

The percent of class is based on 3,820,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2004, we paid $3,000 to our president, Peter Sotola for management services that he has provided to us.

Otherwise, neither our sole director or officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 13:  EXHIBITS AND REPORTS

 3.1          Certificate and Articles of Incorporation*
 3.2          By-Laws*
10.1          Lease Agreement dated June 1, 2001*
10.2          Lease Agreement dated June 25, 2002*
10.3          Lease Agreement dated November 25, 2002*
10.4          Lease amendment dated January 9, 2004**
31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * previously filed as an exhibit to our registration statement on Form SB-2, as amended.
 **   previously filed as an exhibit to Form 10-KSB for the year ended
      December 31, 2003

There were no reports filed on Form 8-K during the quarter ended December 31, 2004.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

                               Fiscal year-ended
                               December 31, 2004              December 31, 2003

Audit fees                       $   631                               $ 3,110
Audit-related fees                     -                                     -
Tax fees                               -                                     -
All other fees                   $ 4,214                               $ 2,610

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

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

Dated: March 29, 2005
                                           Pacific Spirit, Inc.

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