Form 10QSB
period 2005-03-31
PACIFIC SPIRIT INC
filed 2005-06-23
CIK 1140505

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended    March 31, 2005
                                          --------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    ------------------   --------------------

      Commission File Number    001-31608
                        -----------------

                              PACIFIC SPIRIT, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

                Nevada                                  98-0349685
   ---------------------------------        ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         11640 96A Avenue
      Surrey, British Columbia                               V3V 2A1
----------------------------------------       ---------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,820,000 shares of $0.001 par value common stock outstanding as of June 22, 2005.

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2005

                             (Stated in US Dollars)
                             ----------------------

                                   (Unaudited)
                                   ------------

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                  ------------

                                                                                March 31,         December 31,
                                                     ASSETS                        2005               2004
                                                     ------                        ----               ----
Current
    Cash                                                                    $            503    $            576
    Prepaid expenses                                                                     600                 800
                                                                            ----------------    ----------------

                                                                            $          1,103    $          1,376
                                                                            ================    ================

                                                    LIABILITIES
                                                    -----------

Current
    Accounts payable and accrued liabilities - Note 4                       $         16,115    $         12,504
    Due to related party - Note 4                                                      6,950               5,676
                                                                            ----------------    ----------------

                                                                                      23,065              18,180
                                                                            ----------------    ----------------

                                             STOCKHOLDERS' DEFICIENCY
                                             ------------------------

Preferred stock, $0.001 par value
         10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
        100,000,000  shares authorized
          3,820,000  (December 31, 2004:  3,820,000) shares
                     outstanding                                                       3,820               3,820
Paid-in capital                                                                       87,180              87,180
Deficit accumulated during the pre-exploration stage                                (112,962)           (107,804)
                                                                            ----------------    ----------------

                                                                                     (21,962)            (16,804)
                                                                            ----------------    ----------------

                                                                            $          1,103    $          1,376
                                                                            ================    ================


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended March 31, 2005 and 2004
    and for the period May 4, 2001 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                         May 4, 2001
                                                                                                          (Date of
                                                                                                       Incorporation)
                                                                           Three Months Ended                to
                                                                               March 31,                  March 31,
                                                                         2005             2004              2005
                                                                         ----             ----              ----
Expenses
    Accounting and audit fees                                       $        2,692   $       1,360    $        28,926
    Administrative services - Note 4                                         1,500               -             22,000
    Bank charges and interest                                                   72              47                931
    Exploration costs                                                            -               -              1,747
    Incorporation costs                                                          -               -                900
    Legal fees                                                                   -               -             32,206
    Mineral lease advance royalty - Note 3                                       -           2,000             17,960
    Office and miscellaneous                                                   750               -              2,768
    Transfer agent and filing fees                                             144             199              5,624
                                                                    --------------   -------------    ---------------

Loss before other item                                                      (5,158)         (3,606)          (113,062)

Other item
    Interest income                                                              -               -                100
                                                                    --------------   -------------    ---------------

Net loss for the period                                             $       (5,158)  $      (3,606)   $      (112,962)
                                                                    ==============   =============    ===============

Basic loss per share                                                $        (0.00)  $       (0.00)
                                                                    ==============   =============

Weighted average number of shares outstanding                            3,820,000       3,820,000
                                                                    ==============   =============


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                      for the three months ended March 31,
                  2005 and 2004 and for the period May 4, 2001
                    (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                     May 4, 2001
                                                                                                       (Date of
                                                                                                    Incorporation)
                                                                       Three Months Ended                 to
                                                                            March 31,                 March 31,
                                                                      2005            2004               2005
                                                                      ----            ----               ----
Cash Flows used Operating Activities
    Net loss for the period                                      $      (5,158)  $      (3,606)   $       (112,962)
    Changes in non-cash working capital
     items related to operations:
      Prepaid expenses                                                     200             200                (600)
      Accounts payable and accrued
       liabilities                                                       3,611            (103)             16,115
                                                                 -------------   -------------    ----------------

                                                                        (1,347)         (3,509)            (97,447)
                                                                 -------------   -------------    ----------------

Cash Flows from Financing Activities
    Capital stock issued                                                     -               -              91,000
    Advance from related party                                           1,274               -               6,950
                                                                 -------------   -------------    ----------------

                                                                         1,274               -              97,950
                                                                 -------------   -------------    ----------------

Increase (decrease) in cash during the period                              (73)         (3,509)                503

Cash, beginning of the period                                              576          12,499                   -
                                                                 -------------   -------------    ----------------

Cash, end of the period                                          $         503   $       8,990    $            503
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
                                                                 =============   =============    ================


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period May 4, 2001 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                  ------------

                                                                                                  Deficit
                                                                                                Accumulated
                                                                              Additional         During the
                                                   Common Shares               Paid-in        Pre-Exploration
                                           ------------------------------
                                              Number         Par Value         Capital             Stage              Total
                                              ------         ---------         -------             -----              -----
Capital stock issued for cash - at $0.01      2,500,000  $         2,500  $        22,500  $                -   $        25,000

Net loss for the period                               -                -                -             (40,255)          (40,255)
                                           ------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2001               2,500,000            2,500           22,500             (40,255)          (15,255)

Capital stock issued for cash - at $0.05      1,320,000            1,320           64,680                   -            66,000

Net loss for the year ended
 December 31, 2002                                    -                -                -             (31,249)          (31,249)
                                           ------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2002               3,820,000            3,820           87,180             (71,504)           19,496

Net loss for the year ended
 December 31, 2003                                    -                -                -             (12,962)          (12,962)
                                           ------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2003               3,820,000            3,820           87,180             (84,466)            6,534

Net loss for the year ended
 December 31, 2004                                    -                -                -             (23,338)          (23,338)
                                           ------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2004               3,820,000            3,820           87,180            (107,804)          (16,804)

Net loss for the period                               -                -                -              (5,158)           (5,158)
                                           ------------  ---------------  ---------------  ------------------   ---------------


Balance as at March 31, 2005                  3,820,000  $         3,820  $        87,180  $         (112,962)  $       (21,962)
                                           ============  ===============  ===============  ==================   ===============


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO INTERIM THE FINANCIAL STATEMENTS
                                 March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Reporting
              -----------------

              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2004 financial statements.

              The results of operations for the period ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Note 2        Continuance of Operations
              -------------------------

              The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2005, the Company has not yet attained profitable operations, has a working capital deficiency of $21,962 and has accumulated losses of $112,962 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

Note 3        Commitments
              -----------

              Mineral Property

              By a lease agreement effective June 1, 2001 and amended June 25, 2002, November 25, 2002, January 9, 2004 and April 11, 2005, the
              Company was granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County of the State of Nevada. The term of this lease is for 30 years, renewable for an additional 30 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------

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

-        $5,000 on July 9, 2004 (paid);

-        $5,000 on April 12, 2005 (paid subsequent to March 31, 2005);

- each January 9 thereafter, a payment of $50,000 plus an annual increase or decrease equivalent to the date of inflation designated by the Consumer Price Index for that year with the execution year as the base year.

              In  addition,   the  Company  is  required  to  fund   exploration
              expenditures of $5,000 by April 12, 2005 (paid subsequent to March 31, 2005).

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

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 3
 ---------

Note 4        Related Party Transactions
              --------------------------

              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                   May 2, 2001
                                                                                                    (Date of
                                                                                                 Incorporation)
                                                                     Three Months Ended                to
                                                                          March 31,                 March 31,
                                                                    2005            2004              2005
                                                                    ----            ----              ----
              Administrative services                           $       1,500  $           -   $           4,500
                                                                =============  =============   =================

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at March 31, 2005 is $4,500 (December 31, 2004: $3,000) consisting of unpaid management fees due to a director of the Company.

              The amount  due to  related  party,  a  director  of the  Company,
              consists  of  unpaid  advances.   The  amount  due  is  unsecured,
              non-interest bearing and has no specific terms for repayment.

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

In April 2005, we amended our mineral claims agreement regarding the Del Oro Property located in Pershing County Nevada. We paid the lessor of the property $5,000 advance royalty on April 12, 2005 and paid $5,000 on April 12, 2005 for exploration expenditures.

In addition, we anticipate spending $12,000 on professional fees and $15,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $90,000. Our cash on hand at March 31, 2005 was $503. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro Property and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the first quarter ended March 31, 2005
----------------------------------------------------------------

We incurred a net loss of $5,158 for the three-month period ended March 31, 2005, as compared to a loss of $3,606 in the same period in 2004. The difference in net loss was primarily due to an increase in accounting and audit fees, office expenses, and administrative services expense and office expenses, and decrease in resource costs as per lease agreement. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for administrative services ($1,500 per the period January - March, 2005). The Company also incurred $250 per month for office rent, telephone expenses, and general miscellaneous office expenses ($750 per the period January - March, 2005) related to the use of the Vancouver office. In the comparative period, the president did not charge the Company for such expenses. During the three-month period ended March 31, 2005, we incurred transfer agent and filing fees of $144 (2004: $199) and accounting and audit fees of $2,692 (2004: $1,360) in order to bring all outstanding SEC filings current. We incurred no resource property costs during this period (2004: $2,000). At the end of the first quarter, we had cash on hand of $503. Our liabilities at the same date totalled $23,065, and consisted of accounts payable of $16,115 and $6,950 due to a related party.

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




There were no reports filed on Form 8-K during the three-month period ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Pacific Spirit, Inc.

                                           /s/ Peter Sotola
                                           -----------------------
                                           Peter Sotola
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: June 22, 2005