Form 10QSB
period 2005-06-30
PACIFIC SPIRIT INC
filed 2005-08-12
CIK 1140505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended    June 30, 2005
                                          ----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                     to
                                 ------------------   --------------------

      Commission File Number    001-31608
                             -----------------

                              PACIFIC SPIRIT, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


Nevada                                               98-0349685
---------------------------------          ----------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


11640 96A Avenue
Surrey,  British Columbia                              V3V 2A1
----------------------------------------        ------------------------------
(Address of principal executive offices)        (Postal or Zip Code)

Issuer's telephone number, including area code:      604-760-1400
                                                ---------------------------
                                      None
     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,820,000 shares of $0.001 par value common stock outstanding as of August 12, 2005.

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                 June 30,         December 31,
                                                     ASSETS                        2005               2004
                                                     ------                        ----               ----
Current
    Cash                                                                    $          1,976    $            576
    Prepaid expenses                                                                     400                 800
                                                                            ----------------    ----------------

                                                                            $          2,376    $          1,376
                                                                            ================    ================

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities - Note 4                       $         20,935    $         12,504
    Due to related party - Note 4                                                     19,451               5,676
                                                                            ----------------    ----------------

                                                                                      40,386              18,180
                                                                            ----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
         10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
        100,000,000  shares authorized
          3,820,000  (December 31, 2004:  3,820,000) shares
                     outstanding                                                       3,820               3,820
Paid-in capital                                                                       87,180              87,180
Deficit accumulated during the pre-exploration stage                                (129,010)           (107,804)
                                                                            ----------------    ----------------

                                                                                     (38,010)            (16,804)
                                                                            ----------------    ----------------

                                                                            $          2,376    $          1,376
                                                                            ================    ================



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three and six months ended June 30, 2005 and 2004
     and for the period May 4, 2001 (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                                   May 4, 2001
                                                                                                                    (Date of
                                                                                                                  Incorporation)
                                                    Three Months Ended                 Six Months Ended                 to
                                                          June 30,                          June 30,                  June 30,
                                                   2005            2004             2005             2004              2005
                                                   ----            ----             ----             ----              ----
Expenses
    Accounting and audit fees                 $       2,251   $         562    $        4,943   $       1,922    $        31,177
    Administrative services - Note 4                  1,500               -             3,000               -             23,500
    Bank charges and interest                            40              51               112              98                971
    Exploration costs                                   655             655               655             655              2,402
    Incorporation costs                                   -               -                 -               -                900
    Legal fees                                            -               -                 -               -             32,206
    Mineral lease advance royalty
     - Note 3                                        10,000               -            10,000           2,000             27,960
    Office and miscellaneous                            750               -             1,500               -              3,518
    Transfer agent and listing fees                     852           1,753               996           1,952              6,476
                                              -------------   -------------    --------------   -------------    ---------------

Loss before other item                             (16,048)         (3,021)          (21,206)         (6,627)          (129,110)

Other item
    Interest income                                      -               -                 -               -                100
                                             -------------   -------------    --------------   -------------    ---------------

Net loss for the period                      $     (16,048)  $      (3,021)   $      (21,206)  $      (6,627)   $      (129,010)
                                             =============   =============    ==============   =============    ===============

Basic loss per share                         $        (0.00) $        (0.00)  $        (0.01)  $       (0.00)
                                             ==============  ==============   ==============   =============

Weighted average number of shares
 outstanding                                      3,820,000       3,820,000         3,820,000       3,820,000
                                              =============   =============    ==============   =============



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                   for the six months ended June 30, 2005 and
                  2004 and for the period May 4, 2001 (Date of
                         Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                       May 4, 2001
                                                                                                        (Date of
                                                                                                     Incorporation)
                                                                          Six Months Ended                 to
                                                                              June 30,                  June 30,
                                                                        2005            2004              2005
                                                                        ----            ----              ----
Cash Flows used in Operating Activities
    Net loss for the period                                        $     (21,206)  $      (6,627)   $       (129,010)
    Changes in non-cash working capital items related to
     operations:
      Prepaid expenses                                                       400          (1,220)               (400)
      Accounts payable and accrued liabilities                             8,431             918              20,935
                                                                   -------------   -------------    ----------------

                                                                         (12,375)         (6,929)           (108,475)
                                                                   -------------   -------------    ----------------

Cash Flows from Financing Activities
    Capital stock issued                                                       -               -              91,000
    Advance from related party                                            13,775               -              19,451
                                                                   -------------   -------------    ----------------

                                                                          13,775               -             110,451
                                                                   -------------   -------------    ----------------

Increase (decrease) in cash during the period                              1,400          (6,929)              1,976

Cash, beginning of the period                                                576          12,499                   -
                                                                   -------------   -------------    ----------------

Cash, end of the period                                            $       1,976   $       5,570    $          1,976
                                                                   =============   =============    ================

Supplemental disclosure of cash flow information Cash paid for:
      Interest                                                     $           -   $           -    $              -
                                                                   =============   =============    ================

      Income taxes                                                 $           -   $           -    $              -
                                                                   =============   =============    ================



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                (DEFICIENCY) for the period May 4, 2001 (Date of
                         Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                   Additional         During the
                                                        Common Shares               Paid-in        Pre-Exploration
                                            ----------------------------------
                                                 Number         Par Value         Capital             Stage              Total
                                                 ------         ---------         -------             -----              -----
Capital stock issued for cash  - at $0.01       2,500,000  $         2,500  $        22,500  $                -   $      25,000

Net loss for the period                                 -                -                -             (40,255)        (40,255)
                                           ---------------  ---------------  ---------------  ------------------   -------------

Balance as at December 31, 2001                 2,500,000            2,500           22,500             (40,255)        (15,255)

Capital stock issued for cash  - at $0.05       1,320,000            1,320           64,680                   -          66,000

Net loss for the year ended
 December 31, 2002                                      -                -                -             (31,249)        (31,249)
                                           ---------------  ---------------  ---------------  ------------------   -------------

Balance as at December 31, 2002                 3,820,000            3,820           87,180             (71,504)         19,496

Net loss for the year ended
 December 31, 2003                                      -                -                -             (12,962)        (12,962)
                                           ---------------  ---------------  ---------------  ------------------   -------------

Balance as at December 31, 2003                 3,820,000            3,820           87,180             (84,466)          6,534

Net loss for the year ended
 December 31, 2004                                      -                -                -             (23,338)        (23,338)
                                           ---------------  ---------------  ---------------  ------------------   -------------

Balance as at December 31, 2004                 3,820,000            3,820           87,180            (107,804)        (16,804)

Net loss for the period                                 -                -                -             (21,206)        (21,206)
                                           ---------------  ---------------  ---------------  ------------------   -------------

Balance as at June 30, 2005                     3,820,000    $       3,820    $      87,180    $       (129,010)    $   (38,010)
                                           ===============  ===============  ===============  ==================   =============


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO INTERIM THE FINANCIAL STATEMENTS
                                  June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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

              The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Note 2        Continuance of Operations
              -------------------------
              The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2005, the Company has not yet attained profitable operations, has a working capital deficiency of $38,010 and has accumulated losses of $129,010 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 2
---------

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

               -    $5,000 on April 12, 2005 (paid);

               - each January 9 thereafter, a payment of $50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer Price Index for that year with the execution year as the base year.

              In  addition,   the  Company  is  required  to  fund   exploration
              expenditures of $5,000 by April 12, 2005 (paid).

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

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 3
---------

Note 4        Related Party Transactions
              --------------------------
              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                     May 2, 2001
                                                                                                      (Date of
                                                 Three months ended         Six months ended       Incorporation)
                                                      June 30,                  June 30,             to June 30,
                                                 2005         2004         2005         2004            2005
                                                 ----         ----         ----         ----            ----
            Administrative services           $    1,500   $         -  $     3,000  $         -  $          6,000
                                              ==========   ===========  ===========  ===========  ================

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at June 30, 2005 is $6,000 (December 31, 2004: $3,000) consisting of unpaid management fees due to a director of the Company.

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

Total expenditures over the next 12 months are therefore expected to be $90,000. Our cash on hand at June 30, 2005 was $1,976. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro Property and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the second quarter ended June 30, 2005
----------------------------------------------------------------

We incurred a net loss of $21,206 for the six-month period ended June 30, 2005, as compared to a loss of $6,627 in the same period in 2004. The difference in net loss was primarily due to an increase in accounting and audit fees, office expenses, and administrative services expense and office expenses, and increase in resource costs as per lease agreement. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for administrative services ($3,000 per the period January - June, 2005). The Company also incurred $250 per month for office rent, telephone expenses, and general miscellaneous office expenses ($1,500 per the period January - June, 2005) related to the use of the Vancouver office. In the comparative period, the president did not charge the Company for such expenses. During the six-month period ended June 30, 2005, we incurred transfer agent and filing fees of $996 (2004: $1,952) and accounting and audit fees of $4,943 (2004: $1,922) in order to bring all outstanding SEC filings current. We incurred $10,000 resource property costs during this period (2004: $2,000). At the end of the second quarter, we had cash on hand of $1,976. Our liabilities at the same date totalled $40,386, and consisted of accounts payable of $20,935 and $19,451 due to a related party.

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

None.

Item 3.            Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits and Report on Form 8-K

               31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




There were no reports filed on Form 8-K during the six-month period ended June 30, 2005.

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

                                          Dated: August 12, 2005