Form 10QSB
period 2005-09-30
PACIFIC SPIRIT INC
filed 2005-11-14
CIK 1140505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended    September 30, 2005
                                         ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                     to
                                 ------------------   --------------------

      Commission File Number    001-31608
                             -----------------

                              PACIFIC SPIRIT, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                    98-0349685
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

11640 96A Avenue
Surrey, British Columbia                                 V3V 2A1
---------------------------------           ------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,820,000 shares of $0.001 par value common stock outstanding as of November 8, 2005.

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                      ASSETS                                   September 30,       December 31,
                                      ------
                                                                                   2005               2004
                                                                                   ----               ----
Current
    Cash                                                                    $            212    $            576
    Prepaid expenses                                                                     200                 800
                                                                            ----------------    ----------------

                                                                            $            412    $          1,376
                                                                            ================    ================

                                   LIABILITIES
                                   -----------
Current
    Accounts payable and accrued liabilities - Note 4                       $         23,530    $         12,504
    Due to related party - Note 4                                                     19,450               5,676
                                                                            ----------------    ----------------

                                                                                      42,980              18,180
                                                                            ----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------
Preferred stock, $0.001 par value
         10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
        100,000,000  shares authorized
          3,820,000  shares issued (December 31, 2004:  3,820,000)                     3,820               3,820
Additional paid in capital                                                            87,180              87,180
Deficit accumulated during the pre-exploration stage                                (133,568)           (107,804)
                                                                            ----------------    ----------------

                                                                                     (42,568)            (16,804)
                                                                            ----------------    ----------------

                                                                            $            412    $          1,376
                                                                            ================    ================

                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                      INTERIM STATEMENTS OF OPERATIONS for
             the three and nine months ended September 30, 2005 and
                                      2004
  and for the period May 4, 2001 (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                               May 4, 2001
                                                                                                                 (Date of
                                               Three months ended                Nine months ended            Incorporation)
                                                  September 30,                    September 30,             to September 30,
                                              2005             2004             2005            2004               2005
                                              ----             ----             ----            ----               ----
Expenses
    Accounting and audit fees           $        1,837   $           670  $        6,780   $        2,592  $          33,014
    Administrative services
      - Note 4                                   1,500             1,500           4,500            1,500             25,000
    Bank charges                                    45                81             157              179              1,016
    Exploration costs                                -               150             655              805              2,402
    Incorporation costs                              -                 -               -                -                900
    Legal fees                                       -                 -               -                -             32,206
    Mineral lease advance royalty
     - Note 3                                        -             5,000          10,000            7,000             27,960
    Office and miscellaneous                       750               750           2,250              750              4,268
    Transfer agent and listing fees                426               509           1,422            2,461              6,902
                                        --------------   ---------------  --------------   --------------  -----------------

Loss before other item                          (4,558)           (8,660)        (25,764)         (15,287)          (133,668)

Other item
    Interest income                                  -                 -               -                -                100
                                        --------------   ---------------  --------------   --------------  -----------------

Net loss for the period                 $       (4,558)  $        (8,660) $      (25,764)  $      (15,287) $        (133,568)
                                        ==============   ===============  ==============   ==============  =================

Basic loss per share                    $       (0.00)   $        (0.00)  $       (0.01)   $       (0.00)
                                        =============    ==============   =============    =============

Weighted average number of
 shares outstanding                          3,820,000         3,820,000       3,820,000        3,820,000
                                        ==============   ===============  ==============   ==============

                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                for the nine months ended September 30, 2005 and
           2004 and for the period May 4, 2001 (Date of Incorporation)
                              to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                          May 4, 2001
                                                                                                           (Date of
                                                                       Nine months ended                Incorporation)
                                                                         September 30,                 to September 30,
                                                                    2005                2004                 2005
                                                                    ----                ----                 ----
Cash Flows from Operating Activities
    Net loss for the period                                 $         (25,764)   $         (15,287)  $        (133,568)
    Changes in non-cash working capital balances
     related to operations
      Prepaid expenses                                                    600                  480                 200
      Accounts payable and accrued liabilities                         11,026               (2,538)             23,530
                                                            -----------------    -----------------   -----------------

                                                                      (14,138)             (17,345)           (110,238)
                                                            -----------------    -----------------   -----------------

Cash Flows from Financing Activities
    Capital stock issued                                                    -                    -              91,000
    Advance from a director                                            13,774                5,676              19,450
                                                            -----------------    -----------------   -----------------

                                                                       13,774                5,676             110,450
                                                            -----------------    -----------------   -----------------


Increase (decrease) in cash during the period                            (364)             (11,669)                212

Cash, beginning of the period                                             576               12,499                   -
                                                            -----------------    -----------------   -----------------

Cash, end of the period                                     $             212    $             830   $             212
                                                            =================    =================   =================

Supplemental disclosure of cash flow information; Cash paid for:
      Interest                                              $               -    $               -   $               -
                                                            =================    =================   =================

      Income taxes                                          $               -    $               -   $               -
                                                            =================    =================   =================

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                (DEFICIENCY) for the period May 4, 2001 (Date of
                      Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                               Additional         During the
                                                   Common Shares                 Paid-in       Pre-Exploration
                                         -----------------------------------
                                              Number          Par Value          Capital            Stage              Total
                                              ------          ---------          -------            -----              -----
Capital stock issued for cash
                           - at $0.01          2,500,000   $         2,500  $        22,500   $             -    $        25,000

Net loss for the period                                -                 -                -           (40,255)           (40,255)
                                         ---------------   ---------------  ---------------   ---------------    ---------------

Balance, as at December 31, 2001               2,500,000             2,500           22,500           (40,255)           (15,255)

Capital stock issued for cash
                           - at $0.05          1,320,000             1,320           64,680                 -             66,000

Net loss for the year                                  -                 -                -           (31,249)           (31,249)
                                         ---------------   ---------------  ---------------   ---------------    ---------------

Balance, as at December 31, 2002               3,820,000             3,820           87,180           (71,504)            19,496

Net loss for the year                                  -                 -                -           (12,962)           (12,962)
                                         ---------------   ---------------  ---------------   ---------------    ---------------

Balance, as at December 31, 2003               3,820,000             3,820           87,180           (84,466)             6,534

Net loss for the year                                  -                 -                -           (23,338)           (23,338)
                                         ---------------   ---------------  ---------------   ---------------    ---------------

Balance, as at December 31, 2004               3,820,000   $         3,820  $        87,180   $      (107,804)   $       (16,804)

Net loss for the period                                -                 -                -           (25,764)           (25,764)
                                         ---------------   ---------------  ---------------   ---------------    ---------------

Balance, as at September 30, 2005              3,820,000             3,820           87,180          (133,568)           (42,568)
                                         ===============   ===============  ===============   ===============    ===============

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO INTERIM THE FINANCIAL STATEMENTS
                               September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting
              -----------------
              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2004 financial statements.

              The results of operations for the period ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.


Note 2        Continuance of Operations
              -------------------------
              The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2005, the Company has a working capital deficiency of $42,568, has not yet attained profitable operations and has accumulated losses of $133,568 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------

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

              Mineral Property - (cont'd)

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 4% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments as follows:

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

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 3
 ---------



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


Note 4            Related Party Transactions
                  --------------------------
              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                      May 2, 2001
                                                                                                       (Date of
                                                 Three months ended         Six months ended        Incorporation)
                                                   September 30,             September 30,         to September 30,
                                                 2005         2004         2005         2004             2005
                                                 ----         ----         ----         ----             ----
            Administrative services           $    1,500   $         -  $     4,500  $         -  $          7,500
                                              ==========   ===========  ===========  ===========  ================

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at September 30, 2005, is $7,500 (December 31, 2004: $3,000) consisting of unpaid management fees due to a director of the Company.

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

Total expenditures over the next 12 months are therefore expected to be $90,000. Our cash on hand at September 30, 2005 was $212. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro Property and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations for the second quarter ended September 30, 2005
---------------------------------------------------------------------

We incurred a net loss of $25,764 for the nine-month period ended September 30, 2005, as compared to a loss of $15,287 in the same period in 2004. The difference in net loss was primarily due to an increase in accounting and audit fees, office expenses, and administrative services expense and office expenses, and increase in resource costs as per lease agreement. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for administrative services ($4,500 per the period January -
September, 2005). The Company also incurred $250 per month for office rent, telephone expenses, and general miscellaneous office expenses ($2,250 per the period January - September, 2005) related to the use of the Vancouver office. In the comparative period, the president did not charge the Company for such expenses. During the nine-month period ended September 30, 2005, we incurred transfer agent and filing fees of $1,422 (2004: $2,461) and accounting and audit fees of $6,780 (2004: $2,592) in order to bring all outstanding SEC filings current. We incurred $10,000 resource property costs during this period (2004:
$7,000). At the end of the third quarter, we had cash on hand of $212. Our liabilities at the same date totalled $42,980, and consisted of accounts payable of $23,530 and $19,450 due to a related party.

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

There were no reports filed on Form 8-K during the nine-month period ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pacific Spirit, Inc.

                                          /s/ Peter Sotola
                                          ---------------------------
                                          Peter Sotola
                                          President, Secretary, Treasurer
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)
                                          Dated: November 8, 2005