Form 10KSB
period 2005-12-31
PACIFIC SPIRIT INC
filed 2006-03-29
CIK 1140505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                -----------------

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


                         Common Stock, Par Value $0.001
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                Yes                                        No    X
                    -------------                             --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                Yes      X                               No
                    -----------                            -----------


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

                          $66,000 as at March 27, 2006
                          -----------------------------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               3,820,000 shares of common stock at March 27, 2006
               --------------------------------------------------

TABLE OF CONTENTS

                                                                                                               Page
ITEM   1:  DESCRIPTION OF BUSINESS................................................................................4
ITEM   2:  DESCRIPTION OF PROPERTY...............................................................................11
ITEM   3:  LEGAL PROCEEDINGS.....................................................................................11
ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................11
ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................................11
ITEM   6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............................................12
ITEM   7:  FINANCIAL STATEMENTS..................................................................................12
ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURES......................................................................24
ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..........................................24
ITEM 10:  EXECUTIVE COMPENSATION.................................................................................25
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................26
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................26
ITEM 13:  EXHIBITS AND REPORTS...................................................................................27
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................................................... 27

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

The advance royalty payment of $50,000 due January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the advance royalty payments due. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. On March 10, 2006 the Company received a termination notice.

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

PHASE 1 - PROPOSED BUDGET

                                                   ESTIMATED COSTS (US$)

Claim Acquisition                                    2,000
Rock and Soil Sampling and Assays                    2,500
Geologic Mapping                                     3,000
Drilling + Assays (2,500' @ $15 / Ft)               37,500
Reclamation                                          5,000
Report Preparation                                   3,000
                                                   -------
                                                    53,000
                                                   =======
PHASE 2 - PROPOSED BUDGET

Drilling + Assays (5000' @ $15 / Ft)               75,000
Reclamation                                         5,000
Report Preparation                                  3,000
                                                   ------
                                                   83,000
                                                   ======


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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to meet the terms of the mining lease, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2005, the company was in an overdraft cash position of $12. We currently do not have any operations and we have no income.

Our business plan for the next twelve months calls for significant expenses in connection with the exploration of the Del Oro Property. In order to complete phase one of the exploration program, we anticipate the costs to be $53,000. We are also required to pay an additional $50,000 in order to keep our lease agreement respecting the Del Oro Property in good standing. The royalty payment of $50,000 due by January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the scheduled advance royalty payments. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. On March 10, 2006 the Company received a termination notice. In addition, we anticipate incurring $15,000 in professional fees and $15,000 in administrative expenses.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended December 31, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfill our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

In April 2005, we amended our mineral claims agreement regarding the Del Oro Property located approximately 28 miles south of Winnemucca, Nevada. We paid the lessor of the property $5,000 upon execution of the agreement (April 12, 2005). In order to keep the lease in good standing, we must pay the lessor $50,000 each January 9th thereafter, plus an annual increase or decrease equivalent to the date of inflation designated by the Consumer Price Index for that year with the execution year as the base year. The advance royalty payment of $50,000 due January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the advance royalty payments due. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. On March 10, 2006 the Company received a termination notice.

In addition, we anticipate spending $10,000 on professional fees and $15,000 on administrative expenses. We have a cash overdraft at December 31, 2005 in the amount of $12. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Del Oro Property and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations For the Year Ended December 31, 2005


We incurred a net loss of $35,753 for the year-ended December 31, 2005, as compared to a loss of $23,338 in the same period in 2004. The increase in net loss was primarily due to the increase in office and administrative services, mineral property royalty payments, and accounting and audit fees. During fiscal year 2005, we incurred legal fees of $1,000 (2004: $1,000), administrative services of $6,000 (2004: $3,000), accounting and audit fees of $12,831 (2004:
$6,550), mineral lease advance royalty of $10,655 (2004: $7,805), office and miscellaneous expenses of $3,000 (2004: $1,500), and transfer agent and filing fees of $2,061 (2004: $3,261). Effective July 2004, as per a management agreement, the president started to charge $500 per month for administrative services. The management agreement has a term of twelve months. Following the expiry of the management agreement, the president continues to charge $500 per month for administrative services on a month to month basis. At year-end, we had a cash overdraft of $12. Our liabilities at the same date totalled $52,557 (2004: $18,180).

ITEM 7:  FINANCIAL STATEMENTS

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

                             (Stated in US Dollars)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Pacific Spirit Inc.

We have audited the accompanying balance sheets of Pacific Spirit Inc. (A Pre-exploration Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended December 31, 2005 and 2004 and the period May 4, 2001 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Pacific Spirit Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period May 4, 2001 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada
February 2, 2006, except as to Note 4                         "AMISANO HANSON"
which is as of March 10, 2006                            Chartered Accountants

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                             (Stated in US Dollars)


                                                     ASSETS                            2005              2004
                                                     ------                            ----              ----
Current
    Cash                                                                          $             -  $           576
    Prepaid expenses                                                                            -              800
                                                                                  ---------------  ---------------

                                                                                  $             -  $         1,376
                                                                                  ===============  ===============

                                                     LIABILITIES

Current
    Bank overdraft                                                                $            12  $             -
    Accounts payable and accrued liabilities - Note 3                                      18,318           12,504
    Due to related party - Notes 3 and 7                                                   34,227            5,676
                                                                                  ---------------  ---------------

                                                                                           52,557           18,180
                                                                                  ---------------  ---------------

                                              STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
         10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
        100,000,000  shares authorized
          3,820,000  (2004: 3,820,000) shares outstanding                                   3,820            3,820
Additional paid-in capital                                                                       87,180     87,180
Deficit accumulated during the pre-exploration stage                                             (143,557)(107,804)
                                                                                  ----------------------- --------

                                                                                                 (52,557)  (16,804)
                                                                                  ---------------------- ---------

                                                                                  $             -  $         1,376
                                                                                  ===============  ===============

Nature and Continuance of Operations - Note 1 Commitments - Note 4 Subsequent Events - Notes 4 and 7

                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                        for the years ended December 31,
                  2005 and 2004 and for the period May 4, 2001
                    (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)


                                                                                                       May 4, 2001
                                                                                                        (Date of
                                                                            Years ended               Inception) to
                                                                           December 31,               December 31,
                                                                       2005             2004              2005
                                                                       ----             ----              ----
Expenses
    Accounting and audit fees                                    $       12,831    $         6,550  $        39,065
    Administrative services - Note 3                                      6,000              3,000           26,500
    Bank charges and interest                                               206                222            1,065
    Exploration costs                                                         -                  -            1,747
    Incorporation costs                                                       -                  -              900
    Legal fees                                                            1,000              1,000           33,206
    Mineral lease advance royalty - Note 4                               10,655              7,805           28,615
    Office and miscellaneous - Note 3                                     3,000              1,500            5,018
    Transfer agent & filing fees                                          2,061              3,261            7,541
                                                                 --------------    ---------------  ---------------

Loss before other item                                                  (35,753)           (23,338)        (143,657)

Other item
    Interest income                                                           -                  -              100
                                                                 --------------    ---------------  ---------------

Net loss for the period                                          $      (35,753)   $       (23,338) $      (143,557)
                                                                 ==============    ===============  ===============

Basic loss per share                                             $        (0.01)   $         (0.01)
                                                                 ==============    ===============

Weighted average number of shares outstanding                         3,820,000          3,820,000
                                                                 ==============    ===============


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                  2005 and 2004 and for the period May 4, 2001
                    (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)


                                                                                                   May 4, 2001
                                                                                                    (Date of
                                                                        Years ended               Inception) to
                                                                       December 31,               December 31,
                                                                   2005             2004              2005
                                                                   ----             ----              ----
Cash Flows used Operating Activities
    Net loss for the period                                  $       (35,753)  $      (23,338)  $      (143,557)
    Changes in non-cash working capital items
     related to operations:
      Prepaid expenses                                                   800              (67)                -
      Accounts payable and accrued liabilities                         5,814            5,806            18,318
                                                             ---------------   --------------   ---------------

                                                                     (29,139)         (17,599)         (125,239)
                                                             ---------------   --------------   ---------------

Cash Flows from Financing Activities
    Bank overdraft                                                        12                -                12
    Capital stock issued                                                   -                -            91,000
    Advance from a related party                                      28,551            5,676            34,227
                                                             ---------------   --------------   ---------------

                                                                      28,563            5,676           125,239
                                                             ---------------   --------------   ---------------

Decrease in cash during the period                                      (576)         (11,923)                -

Cash, beginning of the period                                            576           12,499                 -
                                                             ---------------   --------------   ---------------

Cash, end of the period                                      $             -   $          576   $             -
                                                             ===============   ==============   ===============


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  (DEFICIENCY) for the period May 4, 2001 (Date
                       of Inception) to December 31, 2005
                             (Stated in US Dollars)


                                                                                                  Deficit
                                                                                                Accumulated
                                                                              Additional         During the
                                                   Common Shares               Paid-in        Pre-Exploration
                                          ----------------------------------
                                              Number         Par Value         Capital             Stage             Total
                                              ------         ---------         -------            -----              -----
Capital stock issued for cash - at $0.01      2,500,000  $         2,500  $        22,500     $            -   $        25,000

Net loss for the period                               -                -                -            (40,255)          (40,255)
                                           ---------------  ---------------  ---------------  ------------------   -------------

Balance as at December 31, 2001                2,500,000            2,500           22,500           (40,255)          (15,255)

Capital stock issued for cash - at $0.05       1,320,000            1,320           64,680                 -            66,000

Net loss for the year ended
 December 31, 2002                                     -                -                -           (31,249)          (31,249)
                                           ---------------  ---------------  ---------------  ------------------   -------------

Balance as at December 31, 2002                3,820,000            3,820           87,180           (71,504)           19,496

Net loss for the year ended
 December 31, 2003                                     -                -                -           (12,962)          (12,962)
                                           ---------------  ---------------  ---------------  ------------------   -------------

Balance as at December 31, 2003                3,820,000            3,820           87,180           (84,466)            6,534

Net loss for the year ended
 December 31, 2004                                     -                -                -           (23,338)          (23,338)
                                           ---------------  ---------------  ---------------  ------------------   -------------

Balance as at December 31, 2004                3,820,000    $       3,820    $      87,180    $     (107,804)      $   (16,804)

Net loss for the year ended
 December 31, 2005                                     -                -                -           (35,753)          (35,753)
                                           ---------------  ---------------  ---------------  ------------------   -------------

Balance as at December 31, 2005                3,820,000    $       3,820    $      87,180    $     (143,557)      $   (52,557)
                                           ===============  ===============  ===============  ==================   =============


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2005 and 2004
                             (Stated in US Dollars)

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

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has a working capital deficiency of $52,557 and as at December 31, 2005, has not yet attained profitable operations and has accumulated a deficit of $143,557 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

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

              Pre-exploration Stage Company

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

              Financial Instruments

              The carrying value of cash, bank overdraft, accounts payable and accrued liabilities and due to related party approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2        Summary of Significant Accounting Policies - (cont'd)

              New Accounting Standards

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Related Party Transactions - Note 7

              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                   May 2, 2001
                                                                                                    (Date of
                                                                         Years ended              Inception) to
                                                                        December 31,              December 31,
                                                                    2005            2004              2005
                                                                    ----            ----              ----
              Administrative services                           $       6,000  $       3,000   $           9,000
                                                                =============  =============   =================

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at December 31, 2005, is $9,000 (2004: $3,000) consisting of unpaid administrative fees due to a director of the Company.

              The amount  due to  related  party,  a  director  of the  Company,
              consist  of  unpaid   advances.   The  amount  due  is  unsecured,
              non-interest bearing and has no specific terms for repayment.

Note 4        Commitments

              Mineral Property:

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

              The advance royalty payment of $50,000 due January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the advance royalty payments due. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. On March 10, 2006 the Company received a termination notice.

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

Note 5        Deferred Tax Assets

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                     2005
                                                                                                 2004

                                                                               Total             Total
              Deferred tax assets
                  Non-capital loss carryforward                                $        39,238   $        25,294
              Less: valuation allowance                                                (39,238)          (25,294)
                                                                               ---------------   ---------------

                                                                               $             -   $             -
                                                                               ===============   ===============

Note 5        Deferred Tax Assets - (cont'd)

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes

              No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2005 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $143,557, the benefit of which has not been recorded in the financial statements.

Note 7        Subsequent Events - Note 4

              On January 23, 2006, a director of the Company advanced $1,700 to the Company. This advance is unsecured, non-interest bearing and has no specific terms for repayment.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name             Age       Position with Registrant                                Served  as a  Director
                                                                                      or Officer since
Peter Sotola    58          President,  Secretary,  Treasurer,  Chief  Executive       May 4, 2001
                            Officer,  and Director (Principal Executive Officer,
                            Principal    Financial   Officer,    and   Principal
                            Accounting Officer)

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


                                               Annual Compensation              Long Term Compensation

                                                                                                       LTIP
                                                                 Other   Annual Restricted    Options/ payouts   All Other
Name (1)      Title                         Year   Salary Bonus  Compensation   Stock Awarded SARs (#) ($)       Compensation
--------      -----                         ----   ------ -----  ------------   ------------- -------- ---       ------------
Peter Sotola  President/Secretary/Treasurer 2005   $0     0      $6,000         0             0        0         0
Peter Sotola  President/Secretary/Treasurer 2004   $0     0      $3,000         0             0        0         0
Peter Sotola  President/Secretary/Treasurer 2003   $0     0               0     0             0        0         0
</table<

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

 TITLE OF CLASS     NAME OF BENEFICIAL OWNER    SHARES OF COMMON STOCK  PERCENT OF CLASS
----------------   --------------------------  ----------------------- ---------------------------
Common              Peter Sotola                 2,500,000                 65.44 %
----------------   --------------------------  ----------------------- ---------------------------

Directors and Officers                                                     65.44%
as a Group consisting
of one person
----------------   --------------------------  ----------------------- ---------------------------

The percent of class is based on 3,820,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2005, we paid $6,000 to our president, Peter Sotola for management services that he has provided to us.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

                                          Fiscal year-ended
                         December 31, 2005                     December 31, 2004

Audit fees                  $ 6,301                                 $ 631
Audit-related fees                -                                     -
Tax fees                          -                                     -
All other fees              $ 4,995                               $ 4,214

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

Dated: March 27, 2006
                                            Pacific Spirit, Inc.

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