Form 10QSB
period 2006-03-31
PACIFIC SPIRIT INC
filed 2006-05-15
CIK 1140505

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended    March 31, 2006
                                          --------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    -----------------   --------------------

      Commission File Number    001-31608
                             ------------

                              PACIFIC SPIRIT, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

           Nevada                                        98-0349685
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

11640 96A Avenue
Surrey, British Columbia                                    V3V 2A1
----------------------------------------     -----------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                               Yes [ X ]        No  [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,820,000 shares of $0.001 par value common stock outstanding as of May 8, 2006.

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2006

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2006 and December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                    March 31,        December 31,
                                                     ASSETS                            2006              2005
                                                     ------                            ----              ----
Current
    Cash                                                                         $            39   $             -
                                                                                 ===============   ===============

                                                     LIABILITIES
                                                     -----------
Current
    Bank overdraft                                                               $             -   $            12
    Accounts payable and accrued liabilities - Note 4                                     21,032            18,318
    Due to related party - Note 4                                                         37,767            34,227
                                                                                 ---------------   ---------------

                                                                                          58,799            52,557
                                                                                 ---------------   ---------------

                                               STOCKHOLDERS' DEFICIENCY
                                               ------------------------

Preferred stock, $0.001 par value
         10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
        100,000,000  shares authorized
          3,820,000  (2005: 3,820,000) shares outstanding                                  3,820             3,820
Additional paid-in capital                                                                87,180            87,180
Deficit accumulated during the pre-exploration stage                                    (149,760)         (143,557)
                                                                                 ---------------- -----------------

                                                                                         (58,760)          (52,557)
                                                                                 ---------------- -----------------

                                                                                 $            39   $             -
                                                                                 ================ =================





                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three-months ended March 31, 2006 and 2005
      and for the period May 4, 2001 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                       May 4, 2001
                                                                                                        (Date of
                                                                        Three-months ended            Inception) to
                                                                             March 31,                  March 31,
                                                                       2006             2005              2006
                                                                       ----             ----              ----
Expenses
    Accounting and audit fees                                    $        2,250    $        2,692  $        41,315
    Administrative services - Note 4                                      1,500             1,500           28,000
    Bank charges and interest                                                79                72            1,144
    Exploration costs                                                         -                 -            1,747
    Incorporation costs                                                       -                 -              900
    Legal fees                                                                -                 -           33,206
    Mineral lease advance royalty - Note 3                                    -                 -           28,615
    Office and miscellaneous                                                750               750            5,768
    Transfer agent & filing fees                                          1,624               144            9,165
                                                                 --------------    ---------------  ---------------

Loss before other item                                                   (6,203)           (5,158)        (149,860)

Other item
    Interest income                                                           -                 -              100
                                                                 --------------    ---------------  ---------------

Net loss for the period                                          $       (6,203)   $       (5,158) $      (149,760)
                                                                 ==============    ===============  ===============

Basic loss per share                                             $        (0.00)   $        (0.00)
                                                                 ==============    ===============

Weighted average number of shares outstanding                         3,820,000         3,820,000
                                                                 ==============    ===============




                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three-months ended March 31, 2006 and 2005
      and for the period May 4, 2001 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   May 4, 2001
                                                                                                    (Date of
                                                                    Three-months ended            Inception) to
                                                                         March 31,                  March 31,
                                                                   2006             2005              2006
                                                                   ----             ----              ----
Cash Flows used Operating Activities
    Net loss for the period                                  $        (6,203)  $       (5,158)  $      (149,760)
    Changes in non-cash working capital items
     related to operations:
      Prepaid expenses                                                     -              200                 -
      Accounts payable and accrued liabilities                         2,714            3,611            21,032
                                                             ---------------   --------------   ---------------

                                                                      (3,489)          (1,347)         (128,728)
                                                             ---------------   --------------   ---------------

Cash Flows from Financing Activities
    Bank overdraft                                                       (12)               -                 -
    Capital stock issued                                                   -                -            91,000
    Advance from a related party                                       3,540            1,274            37,767
                                                             ---------------   --------------   ---------------

                                                                       3,528            1,274           128,767
                                                             ---------------   --------------   ---------------

Decrease in cash during the period                                        39              (73)               39

Cash, beginning of the period                                              -               576                -
                                                             ---------------   ---------------  ---------------

Cash, end of the period                                      $            39   $          503   $            39
                                                             ===============   ==============   ===============



                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period May 4, 2001 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                    Deficit
                                                                                                 Accumulated
                                                                               Additional         During the
                                                    Common Shares               Paid-in        Pre-Exploration
                                            -----------------------------
                                                Number         Par Value         Capital             Stage              Total
                                                ------         ---------         -------             -----              -----
Capital stock issued for cash - at $0.01       2,500,000  $         2,500  $        22,500  $                -   $        25,000

Net loss for the period                                -                -                -             (40,255)          (40,255)
                                            ------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2001                2,500,000            2,500           22,500             (40,255)          (15,255)

Capital stock issued for cash - at $0.05       1,320,000            1,320           64,680                   -            66,000

Net loss for the year ended
 December 31, 2002                                     -                -                -             (31,249)          (31,249)
                                             -----------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2002                3,820,000            3,820           87,180             (71,504)           19,496

Net loss for the year ended
 December 31, 2003                                     -                -                -             (12,962)          (12,962)
                                             -----------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2003                3,820,000            3,820           87,180             (84,466)            6,534

Net loss for the year ended
 December 31, 2004                                     -                -                -             (23,338)          (23,338)
                                             -----------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2004                3,820,000            3,820           87,180            (107,804)          (16,804)

Net loss for the year ended
 December 31, 2005                                     -                -                -             (35,753)          (35,753)
                                             -----------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2005                3,820,000            3,820           87,180            (143,557)          (52,557)

Net loss for the three-months ended
 March 31, 2006                                        -                -                -              (6,203)           (6,203)
                                             -----------  ---------------  ---------------  ------------------   ---------------

Balance as at March 31, 2006                   3,820,000  $         3,820  $        87,180  $         (149,760)  $       (58,760)
                                             ===========  ===============  ===============  ==================   ===============




                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Reporting
              -----------------
              While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2005 financial statements.

              The results of operations for the period ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

Note 2        Continuance of Operations
              -------------------------
              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern , which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006 the Company had not yet achieved profitable operations, has accumulated losses of $149,760 since its inception, has a working capital deficiency of $58,760 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------

Note 3        Commitments (cont'd)
              ----------- -

              Mineral Property (cont'd):

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

              The advance royalty payment of $50,000 due January 9, 2006 has not been made. The Company is currently negotiating an amendment to the balance of the advance royalty payments due. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. On March 10, 2006 the Company received a termination notice. The Company is attempting to negotiate an amendment to the agreement.

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

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
March 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 3
 ---------


Note 4        Related Party Transactions
              --------------------------

              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                   May 2, 2001
                                                                                                    (Date of
                                                                     Three-months ended           Inception) to
                                                                          March 31,                 March 31,
                                                                    2006            2005              2006
                                                                    ----            ----              ----
              Administrative services                           $       1,500  $       1,500   $          10,500
                                                                =============  =============   =================

              The amount due to related party, a director of the Company, consists of unpaid advances and management fees. The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

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


Plan of Operation
-----------------

Our business plan for the next twelve months calls for significant expenses in connection with the exploration of the Del Oro Property. In order to complete phase one of the exploration program, we anticipate the costs to be $53,000. We are also required to pay an additional $50,000 in order to keep our lease agreement respecting the Del Oro Property in good standing. The royalty payment of $50,000 due by January 9, 2005 has not been made. The Company is currently negotiating an amendment to the balance of the scheduled advance royalty payments. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. On March 10, 2006 the Company received a termination notice. In addition to royalty payments, we anticipate incurring $15,000 in professional fees and $15,000 in administrative expenses.

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

Results of Operations for the three months ended March 31, 2006
---------------------------------------------------------------

We incurred a net loss of $6,203 for the three-month period ended March 31, 2006, as compared to a loss of $5,158 in the same period in 2005. The difference in net loss of $1,045 was primarily due to an increase in transfer agent and filing fees. As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for administrative services ($1,500 for the period). The Company also incurred $250 per month for office rent, telephone expenses, and general miscellaneous office expenses ($750 for the period) related to the use of the Vancouver office. During the three-month period ended March 31, 2006, we incurred transfer agent and filing fees of $1,624 (2005: $144) and accounting and audit fees of $2,250 (2005: $2692) in order to keep SEC filings current. At the end of the first quarter, we had cash on hand of $39. Our liabilities at the same date totalled $58,799, and consisted of accounts payable of $21,032 and $37,767 due to a related party.

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

There were no reports filed on Form 8-K during the three-month period ended March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Pacific Spirit, Inc.

                                           /s/ Peter Sotola
                                           ------------------------------------
                                           Peter Sotola
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: May 12, 2006