Form 10QSB
period 2006-06-30
PACIFIC SPIRIT INC
filed 2006-08-14
CIK 1140505

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended    June 30, 2006
                                        ---------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    ------------------   --------------------

      Commission File Number    001-31608
                        -----------------

                              PACIFIC SPIRIT, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

                Nevada                                   98-0349685
-----------------------------------          ----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

11640 96A Avenue
Surrey, British Columbia                                   V3V 2A1
---------------------------------------           --------------------------
(Address of principal executive offices)              (Postal or Zip Code)

Issuer's telephone number, including area code:         604-760-1400
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

                      Yes  [ X ]                              No  [   ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,820,000 common shares as of August 6, 2006.

Authorized share capital of the registrant 100,000,000 common shares , par value of $0.001


The Company recorded $nil revenue for the quarter ended June 30, 2006.

                               PACIFIC SPIRIT INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2006

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2006 and December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                     June 30,        December 31,
                                                     ASSETS                            2006              2005
                                                     ------                            ----              ----
Current
    Cash                                                                         $           247   $             -
                                                                                 ===============   ===============

                                                  LIABILITIES
                                                  -----------
Current
    Bank overdraft                                                               $             -   $            12
    Accounts payable and accrued liabilities - Note 4                                     23,777            18,318
    Due to related party - Note 4                                                         40,817            34,227
                                                                                 ---------------   ---------------

                                                                                          64,594            52,557
                                                                                 ---------------   ---------------

                                           STOCKHOLDERS' DEFICIENCY
                                           ------------------------

Preferred stock, $0.001 par value
         10,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
        100,000,000  shares authorized
          3,820,000  (2005: 3,820,000) shares outstanding                                  3,820             3,820
Additional paid-in capital                                                                87,180            87,180
Deficit accumulated during the pre-exploration stage                                    (155,347)         (143,557)
                                                                                 ---------------- -----------------

                                                                                         (64,347)          (52,557)
                                                                                 ---------------- -----------------

                                                                                 $           247   $             -
                                                                                 ===============   ===============




                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three and six months ended June 30, 2006 and 2005
       and for the period May 4, 2001 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ----------

                                                                                                                        May 4, 2001
                                                                                                                         (Date of
                                                                                                                         Inception)
                                                        Three Months Ended                 Six Months Ended                 to
                                                             June 30,                          June 30,                  June 30,
                                                       2006            2005             2006             2005              2006
                                                       ----            ----             ----             ----              ----
Expenses
    Accounting and audit fees                $       2,343   $       2,251    $        4,593   $       4,943    $        43,658
    Administrative services - Note 4                 1,500           1,500             3,000           3,000             29,500
    Bank charges and interest                           32              40               111             112              1,176
    Exploration costs                                    -             655                 -             655              1,747
    Incorporation costs                                  -               -                 -               -                900
    Legal fees                                           -               -                 -               -             32,206
    Mineral lease advance royalty
     - Note 3                                            -          10,000                 -          10,000             28,615
    Office and miscellaneous                           750             750             1,500           1,500              6,518
    Transfer agent and listing fees                    962             852             2,586             996             10,127
                                             -------------   -------------    --------------   -------------    ---------------

Loss before other item                              (5,587)        (16,048)          (11,790)        (21,206)          (155,447)

Other item
    Interest income                                      -               -                 -               -                100
                                             -------------   -------------    --------------   -------------    ---------------

Net loss for the period                      $      (5,587)  $     (16,048)   $      (11,790)  $     (21,206)   $      (155,347)
                                             =============   =============    ==============   =============    ===============

Basic loss per share                         $        (0.00) $        (0.00)  $        (0.00)  $       (0.01)
                                             ==============  ==============   ==============   =============

Weighted average number of shares
 outstanding                                     3,820,000       3,820,000         3,820,000       3,820,000
                                             =============   =============    ==============   =============




                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 2006 and 2005
      and for the period May 4, 2001 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   May 4, 2001
                                                                                                    (Date of
                                                                    Three-months ended            Inception) to
                                                                         June 30,                   June 30,
                                                                   2006             2005              2006
                                                                   ----             ----              ----
Cash Flows used Operating Activities
    Net loss for the period                                  $       (11,790)  $      (21,206)  $      (155,347)
    Changes in non-cash working capital items
     related to operations:
      Prepaid expenses                                                     -              400                 -
      Accounts payable and accrued liabilities                         5,459            8,431            23,777
                                                             ---------------   --------------   ---------------

                                                                      (6,331)         (12,375)         (131,570)
                                                             ---------------   --------------   ---------------

Cash Flows from Financing Activities
    Bank overdraft                                                         -                -                12
    Capital stock issued                                                   -                -            91,000
    Advance from a related party                                       6,590           13,775            40,817
                                                             ---------------   --------------   ---------------

                                                                       6,590           13,775           131,829
                                                             ---------------   --------------   ---------------

Decrease in cash during the period                                       259            1,400               259

Cash, beginning of the period                                              -              576                -
                                                             ---------------   ---------------  ---------------

Cash, end of the period                                      $           259   $        1,976   $           259
                                                             ===============   ==============   ===============


                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         for the period May 4, 2001 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                   Additional         During the
                                                        Common Shares               Paid-in        Pre-Exploration
                                              ----------------------------------
                                                   Number         Par Value         Capital             Stage              Total
                                                   ------         ---------         -------             -----              -----
Capital stock issued for cash - at $0.01       2,500,000  $         2,500  $        22,500  $                -   $        25,000

Net loss for the period                                -                -                -             (40,255)          (40,255)
                                          --------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2001                2,500,000            2,500           22,500             (40,255)          (15,255)

Capital stock issued for cash - at $0.05       1,320,000            1,320           64,680                   -            66,000

Net loss for the year ended
 December 31, 2002                                     -                -                -             (31,249)          (31,249)
                                         ---------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2002                3,820,000            3,820           87,180             (71,504)           19,496

Net loss for the year ended
 December 31, 2003                                     -                -                -             (12,962)          (12,962)
                                         ---------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2003                3,820,000            3,820           87,180             (84,466)            6,534

Net loss for the year ended
 December 31, 2004                                     -                -                -             (23,338)          (23,338)
                                         ---------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2004                3,820,000            3,820           87,180            (107,804)          (16,804)

Net loss for the year ended
 December 31, 2005                                     -                -                -             (35,753)          (35,753)
                                         ---------------  ---------------  ---------------  ------------------   ---------------

Balance as at December 31, 2005                3,820,000            3,820           87,180            (143,557)          (52,557)

Net loss for the three-months ended
 June 30, 2006                                         -                -                -             (11,790)          (11,790)
                                         ---------------  ---------------  ---------------  ------------------   ---------------

Balance as at June 30, 2006                    3,820,000  $         3,820  $        87,180  $         (155,347)  $       (64,347)
                                         ===============  ===============  ===============  ==================   ===============





                             SEE ACCOMPANYING NOTES

                               PACIFIC SPIRIT INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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

              The results of operations for the period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

Note 2        Continuance of Operations
              -------------------------

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern , which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006 the Company had not yet achieved profitable operations, has accumulated losses of $155,347 since its inception, has a working capital deficiency of $64,347 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3        Commitments

              Mineral Property
              ----------------

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

Pacific Spirit Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
June 30, 2006
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------


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

              The advance royalty payment of $50,000 due January 9, 2006 has not been made. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. On March 10, 2006 the Company received a termination notice dated February 18, 2006. All attempts by the Company to negotiate an amendment to the agreement failed.

Note 4        Related Party Transactions
              --------------------------

              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                                                       May 2, 2001
                                                                                                         (Date of
                                                 Three months ended            Six months ended       Inception) to
                                                      June 30,                     June 30,              June 30,
                                                 2006           2005          2006          2005           2006
                                                 ----           ----          ----          ----           ----
              Administrative services        $      1,500   $      1,500  $     3,000   $      3,000  $       12,000
                                             ============   ============  ===========   ============  ==============

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


Pacific Spirit Inc. was incorporated under the laws of the state of Nevada. Our Company's fiscal year end is December 31.

There is no public market for our common shares and our common shares are not posted for trading or listed on any trading market.

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Our business plan is currently on hold due to a lack of cash resources and the termination of the lease on March 5, 2006 (15 days from the date of the letter), 2006 over a group of mining claims, which served as our only significant business activity for future operations. We had been planning to develop a company focused on exploration and development of mining claims showing promising gold prospects. We currently have a negative working capital balance in excess of $64,000 and only $247 in cash.

There is no assurance that we be successful in obtaining any financing, or on terms that are acceptable to our company. We are actively seeking debt and equity financing to ensure our survivability. We are also actively seeking suitable merger partners and business opportunities, which may enable us to obtain financing or recover value for our stockholders.


Plan of Operation
-----------------

Our immediate plan of operation is to identify and obtain financing to survive. As of June 30, 2006, our working capital balance is a negative balance of $(64,347), which means our liabilities exceed our cash resources and ability to pay by that amount. Our ongoing survival is wholly dependent on funding from our officers and directors, and the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. We have already reduced operations, and in conjunction with our financing activities, we are also actively seeking viable merger/business partners as an alternative to liquidation.

Our ability to succeed is uncertain.

Management Discussion and Analysis

At June 30, 2006, we had negative working capital of $(64,347), compared to negative working capital of $(52,557) for beginning of the fiscal year. At June 30, 2006, our total assets were $247, which consisted solely of cash. Assets were $nil at the beginning of the year.

At Jnne 30, 2006, our total current liabilities increased to $64,594 from $52,557 at December 31, 2005.

We have not had revenues from inception. Our business plan and limited operations are on hold due to a lack of cash and our negative working capital balance. Our survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans. Our President has lent our company $40,817 to continue our operations and maintain our statutory corporate and reporting requirements. We are actively seeking additional financing and/or new business partners to ensure our survival. There is no assurance that we will be successful in raising the required amounts, or on terms acceptable to our company.

We do not anticipate conducting any research and development directly, or hiring additional employees in the next 12 months.

Results of Operations for the six months ended June 30, 2006
------------------------------------------------------------

We incurred a net loss of $11,790 for the six-month period ended June 30, 2006, as compared to a loss of $21,206 in the same period in 2005. The difference in net loss of $9,416 was primarily due to the company's failure to make the required property payments (2006 - $Nil; 2005 - $10,000). As per management agreement dated July 1, 2004, the president started to charge the Company $500 per month for administrative services ($3,000 for the period). The Company also incurred $250 per month for office rent, telephone expenses, and general miscellaneous office expenses ($1,500 for the period) related to the use of the Vancouver office. During the six-month period ended June 30, 2006, we incurred transfer agent and filing fees of $2,586 (2005: $996) and accounting and audit fees of $4,593 (2005: $4,943) in order to keep SEC filings current.

We have utilized all of our cash resources for our operations to date and currently have no further resources to continue our operations.

Item 3.           Controls and Procedures


As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our sole officer and director of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our sole officer and director concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.           Changes in Securities and use of Proceeds

None.

Item 3.            Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information


Mr. Sotola our sole Officer and Director, continues to advance funds to our company for working capital purposes (2004 - $8,676; 2005 - $25,551;
2006 - $6,590). The loan is unsecured, has no stated repayment terms, and bears no interest. As of the date hereof, there is $40,817 due to Mr. Sotola.

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

             Notice of Termination of Lease Agreement with J. Prochnau & Co over the Nevada Mine Properties II.

There were no reports filed on Form 8-K during the six-month period ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pacific Spirit, Inc.

                                          /s/ Peter Sotola
                                          --------------------------
                                          Peter Sotola
                                          President, Secretary, Treasurer
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: August 11, 2006