Form 10QSB
period 2006-09-30
XCORPOREAL, INC.
filed 2006-11-17
CIK 1140505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission file number 001-31608

XCORPOREAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0349685
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
11400 W. Olympic Blvd., Suite 200
Los Angeles, California 90064
(Address of principal executive offices)
(310) 738-5138
(Issuer’s telephone number)
Pacific Spirit Inc.
11640 96A Avenue, Surrey, BC, Canada V3V 2A1
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, $0.0001 par value	Outstanding as of November 17, 2006 10,000,000 shares
Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
INTERIM BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Other Assets — Note 7	$9,750,000	$—

Total Assets	$9,750,000	$—

LIABILITIES
Current
Bank overdraft	—	12
Accounts payable and accrued liabilities — Note 6	152,240	18,318
Due to related party — Note 6	—	34,227

Total Current Liabilities	152,240	52,557

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,820,000 and 10,000,000 outstanding on December 31, 2005 and September 30, 2006, respectively — Notes 2, 7, 9, 10 and 11	1,000	382
Additional paid in capital	9,819,620	90,618
Deficit accumulated during development stage	(222,860)	(143,557)

Total Stockholders’ Equity (Deficiency)	9,597,760	(52,557)

Total Liabilities & Stockholders’ Deficiency	$9,750,000	$—

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

					May 4, 2001 (Date
	Three Months ended		Nine Months ended		of Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Expenses
Accounting and audit fees	$3,079	$1,837	$7,672	$6,780	$46,737
Administrative services — Note 6	—	1,500	3,000	4,500	29,500
Bank charges and interest	—	45	111	157	1,176
Consulting fees — Note 9	65,000	—	65,000	—	65,000
Exploration costs	—	—	—	655	1,747
Incorporation costs	—	—	—	—	900
Legal Fees	—	—	—	—	33,206
Mineral lease advance royalty	—	—	—	10,000	28,615
Office and miscellaneous	(535)	750	965	2,250	5,983
Transfer agent and listing fees	(31)	426	2,555	1,422	10,096

Loss before other item	(67,513)	(4,558)	(79,303)	(25,764)	(222,960)
Other Item Interest income	—	—	—	—	100

Net Loss for the period	$(67,513)	$(4,558)	$(79,303)	$(25,764)	$(222,860)

Basic loss per share	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	4,374,348	3,820,000	4,006,813	3,820,000

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

			May 4, 2001 (Date
			of Inception) to
	Nine months ended September 30,		September 30,
	2006	2005	2006
Cash flows used in operating activities
Net loss for the period	$(79,303)	$(25,764)	$(222,860)
Adjustment for item not involving cash:
Consulting fees	65,000	—	65,000
Changes in non-cash working capital items related to operations
Prepaid expenses	—	600	—
Accounts payable and accrued liabilities	164,315	11,026	182,633

	150,012	(14,138)	24,773

Cash flows from investing activity
Capitalized license fees	(150,000)	—	(150,000)

	(150,000)	—	(150,000)

Cash flows from financing activities
Bank overdraft	(12)	—	—
Capital stock issued	—	—	91,000
Advance from a related party	—	13,774	34,227

	(12)	13,774	125,227

Decrease in cash during the period	—	(364)	—
Cash, beginning of the period	—	576	—

Cash, end of the period	$—	$212	$—

Supplemental disclosure of cash flow information; cash paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Non-cash Transactions — Note 10
See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period May 4, 2001 (Date of Inception) to September 30, 2006
(Unaudited)

				Deficit
	(Note 10)			Accumulated
	Common Shares		Additional Paid-in	During Development
	Number	Par Value	Capital	Stage	Total
Capital stock issued for cash at $0.01	2,500,000	$250	$24,750	$—	$25,000
Net loss for the period	—	—	—	(40,255)	(40,255)

Balance as at December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)
Capital stock issued for cash at $0.05	1,320,000	132	65,868	—	66,000
Net loss for the year	—	—	—	(31,249)	(31,249)

Balance as at December 31, 2002	3,820,000	382	90,618	(71,504)	19,496
Net loss for the year	—	—	—	(12,962)	(12,962)

Balance as at December 2003	3,820,000	382	90,618	(84,466)	6,534
Net loss for the year	—	—	—	(23,338)	(23,338)

Balance as at December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)
Net loss for the year	—	—	—	(35,753)	(35,753)

Balance as at December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)
Capital stock issued for a licence — Note 7
— at $1.00	9,600,000	960	9,599,040	—	9,600,000
Capital stock cancelled	(3,420,000)	(342)	342	—	—
Warrants granted for consulting fees	—	—	65,000	—	65,000
Forgiveness of debt — Note 6	—	—	64,620	—	64,620
Net loss for the period	—	—	—	(79,303)	(79,303)

Balance as at September 30, 2006	10,000,000	$1,000	9,819,620	$(222,860)	$9,597,760

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 1 — Interim Reporting
     While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2005 financial statements.
     The results of operations for the period ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.
Note 2 — Nature and Continuance of Operations
     On August 31, 2006, we changed our name to Xcorporeal, Inc. and thereafter acquired the rights to our congestive heart failure treatment products, Wearable Artificial Kidney, and other medical devices. As a result, we have become a development stage company focused on researching, developing and commercializing technology and products related to the treatment of kidney failure and congestive heart failure.
     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assume that we will be able to meet our obligations and continue our operations for our next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.
     At September 30, 2006 we have not achieved profitable operations, have accumulated losses of $222,860 since our inception, have a working capital deficiency of $152,240, have no available cash and expect to incur further losses in the development of our business, all of which cast substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.
     We intend to raise capital through the private placement of approximately $25,000,000 in shares of our common stock, par value $0.0001. Our management believes that we will be able to obtain the necessary funds by equity financing. However, we may not be successful in obtaining funding on terms acceptable to us, and the inability to raise capital before our available credit is depleted would have a material adverse effect on our business and operations.
Note 3 — Development Stage Company
     We were previously a pre-exploration stage company as defined in the Statement of Financial Accounting Standards (“SFAS”) No. 7 and the Securities and Exchange Act Guide No. 7. Effective with the execution of the license agreement on August 31, 2006, we are devoting substantially all of our efforts to the research, development and commercialization of kidney and congestive heart failure treatment. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from May 4, 2001 (Date of Inception) to September 30, 2006. Effective October 1, 2006, the cumulative amounts will include only those losses from October 1, 2006 onward, the period in which we have undertaken the new development stage activity.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 4 — Significant Accounting Policies
     During the nine months ended September 30, 2006, we adopted the following accounting policies:
Identifiable Intangibles
     Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. We evaluate the recoverability of our patent costs and trademarks quarterly based on estimated undiscounted future cash flows.
Stock-based Compensation
     The fair value of all share purchase options and warrants granted is expensed over their vesting period with a corresponding increase to contributed surplus. Upon exercise of share purchase options and warrants, the consideration paid by the option holder, together with the amount previously recognized in contributed surplus, is recorded as an increase to share capital.
     We use the Black-Scholes Option Valuation Model to calculate the fair value of share purchase options and warrants at the date of grant. Pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of our share purchase options and warrants.
Note 5 — Lease Termination
     By a lease agreement effective June 1, 2001 and amended June 25, 2002, November 25, 2002, January 9, 2004 and April 11, 2005, we were granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County, Nevada. The term of this lease was for 30 years, renewable for an additional 30 years so long as the conditions of the lease were met. The conditions of the lease were not met, minimum payments and performance commitments were not met, and the required payments were not made. The landlord gave written default notice and on March 10, 2006 we received a termination notice dated February 18, 2006. The Company was unable to negotiate an amendment to the agreement, and the lease was terminated.
Note 6 — Related Party Transaction
     We were charged the following by a former director of the Company:

			May 2, 2001
			(Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2006	2005	2006
Administrative services	$3,000	$4,500	$12,000
     We owed $64,620 to related party at August 31, 2006, a director of the Company as of that date, consisting of unpaid advances and management fees. This amount was forgiven by the former director, who was no longer a shareholder as of the sale of his common stock on August 31, 2006. The debt forgiveness was accounted for as an addition to Paid in Capital.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 6 — Related Party Transaction (continued)
     Included in accounts payable at September 30, 2006 is $Nil (December 31, 2005: $9,000) consisting of unpaid and administrative fees due to a former director of the Company.
     The amount due to a related party at December 31, 2005 consisted of advances from a former director. The amount was unsecured, non-interest bearing and had no specific terms for repayment. This is included in amounts forgiven.
Note 7 — License Agreement
     On August 31, 2006, we entered into a Contribution Agreement with a company whose sole managing member is our current Chairman. We issued 9,600,000 shares of common stock in exchange for (a) all of our right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into the Merger Agreement and License Agreement dated September 1, 2006 pursuant to which we obtained the exclusive rights to the technology relating to our congestive heart failure treatment, kidney failure treatment, and other medical devices. We valued the License Agreement at $9,600,000 based on the fair market value of $1.00 per share. Legal fees related to the License Agreement of $150,000 were capitalized as of September 30, 2006. These fees along with the value of the shares issued are included in Other Assets on the Balance Sheet.
     As consideration for granting the License, we agreed to pay a minimum annual royalty of $250,000, or 7% of net sales. The first minimum royalty payment is due by December 1, 2007. In addition we agreed, under conditions that have not yet occurred, to reimburse the licensor’s reasonable and necessary expenses incurred in the ordinary course of business from September 1, 2006.
Note 8 — Merger Agreement
     On September 1, 2006, we entered into a Merger Agreement with our licensee which contemplates that we will either (i) acquire it as a wholly owned subsidiary pursuant to a triangular merger, or (ii) issue shares of our common stock in consideration of the assignment of the licensed technology.
Note 9 — Stock Options and Warrants to Non-Employees
     On August 31, 2006, we issued immediately-exercisable, five-year warrants to purchase an aggregate of 325,000 shares of common stock at $1.00 per share, the fair market value of our common stock on the grant date, to consultants in exchange for services performed during the quarter ended September 30, 2006. The warrants have an estimated value of $65,000 based on the Black-Scholes pricing model, which was recorded during the nine months ended September 30, 2006.
     We account for the issuance of options and warrants for services from non-employees in accordance with SFAS No. 123R by estimating the fair value of warrants issued using the Black-Scholes pricing model. This model’s calculations include the option or warrant exercise price, the market price of shares on grant date, the weighted average risk-free interest rate, expected life of the option or warrant, expected volatility of our stock and expected dividends.
     For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by Financial Accounting and Standards Board (“FASB”) Emerging Issues Task Force No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.”

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 9 — Stock Options and Warrants to Non-Employees (continued)
     All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended
September 30, 2006
Expected dividend yield	0.00%
Expected volatility	11.10%
Risk-free interest rate	3.88%
Expected terms in years	5 years
Note 10 —Non-cash Transactions
     Investing and financing activities that do not have a direct impact on current cash flows have been excluded from the statements of cash flows as follows:
     Nine months ended September 30, 2006:
a)	We cancelled 3,420,000 shares of common stock.

b)	We issued 9,600,000 shares of common stock at a value of $1.00 per share totaling $9,600,000 to acquire the right, title and interest to the name “Xcorporeal,” related trademarks and domain names, and the right to enter into the Merger Agreement and License Agreement to obtain the rights to technology relating to congestive heart and kidney failure treatment and other devices.

c)	A former director of the Company forgave $64,620 of unpaid advances and management fees.
     There were no non-cash transactions for the nine months ended September 30, 2005.
Note 11 — Subsequent Events
Nevada Reincorporation
     On October 13, 2006, Xcorporeal, Inc., a Nevada corporation (“Xcorporeal Nevada”), consummated a merger with and into its newly-formed, wholly-owned subsidiary, Xcorporeal Merger Corporation, a Delaware corporation (“Xcorporeal Delaware”) for the purpose of changing the Company’s domicile from Nevada to Delaware. The reincorporation was approved by all of the stockholders of Xcorporeal Nevada. At the effective time of the reincorporation, Xcorporeal Delaware changed its name to Xcorporeal, Inc., and each outstanding share of Xcorporeal Nevada common stock, par value $0.001 per share, was automatically converted into one share of Xcorporeal Delaware common stock, par value $0.0001 per share. Each stock certificate representing issued and outstanding shares of Xcorporeal Nevada common stock continues to represent the same number of shares of Xcorporeal Delaware common stock. The substance of each stockholder’s ownership interest will not materially change as a result of the reincorporation. The change in par value has been applied retroactively.
     As a result of the merger, the shares of Xcorporeal Nevada were converted into Xcorporeal Delaware’s common shares of capital stock on a ratio of one to one. Additionally, all warrants and options of Xcorporeal Nevada outstanding at the consummation of the merger were converted into warrants and options of Xcorporeal Delaware on a ratio of one to one.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 11 — Subsequent Events (continued)
Employment Agreement
     On October 13, 2006, we entered into an employment agreement whereby for a period of four years we will pay an individual that is both an executive and director (the “Executive”) a base salary of $10,000 per month. Commencing 30 days after we receives debt or equity financing of at least $10,000,000, or a date mutually agreed upon, the Executive shall be paid $275,000 per year less applicable taxes. At our sole discretion, the Executive’s base salary may be increased, but not decreased, annually. Commencing on January 1, 2007 and annually thereafter, the base salary shall be increased by at least the Consumer Price Index for Los Angeles, California.
     The Executive will be eligible to receive an annual bonus targeted at 50% of Executive’s base salary, based on Executive achieving designated individual goals and milestones and the overall performance and profitability of the Company. The goals and milestones will be established and re-evaluated on an annual basis by mutual agreement of Executive and our Chairman, subject to review and approval by the Board or its compensation committee.
     Additionally, the Executive will be granted 400,000 stock options under our 2006 Incentive Compensation Plan. These options will vest 20% on each of the first, second, third, fourth and fifth anniversaries.
Incentive Compensation Plan
     On October 13, 2006, after the effectiveness of the Nevada reincorporation, we adopted the Xcorporeal, Inc. 2006 Incentive Compensation Plan and the related form of option agreement. The plan authorizes the grant of stock options, restricted stock, restricted stock units and stock appreciation rights. As of November 17, 2006, there are 2,000,000 shares of common stock reserved for issuance pursuant to the plan (subject to adjustment in accordance with the provisions of the plan). The plan will continue in effect for a term of up to ten years
Contemplated Financing
     We intend to raise capital through the private placement of approximately $25,000,000 in shares of our common stock, par value $0.0001 per share. We may raise more or less than the estimated amount, and may pay fees and issue warrants to placement agents in connection with the financing. Management will seek to obtain funding immediately. However, they may not be successful in doing so on terms acceptable to the Company, and the inability to do so would have a material adverse effect on our business and operations.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.
Forward-Looking Statements
     The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, results of clinical studies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion and in the “Risks Factors” set forth below.
Plan of Operation
Overview
     On August 31, 2006, we changed our name to Xcorporeal, Inc. and thereafter acquired the rights to our congestive heart failure treatment products, Wearable Artificial Kidney, and other medical devices. As a result, we have become a development stage company focused on researching, developing and commercializing technology and products related to the treatment of kidney failure and congestive heart failure.
License Agreement
     On September 1, 2006, we entered into the License Agreement pursuant to which we obtained exclusive rights to our technology relating to the treatment of kidney failure and congestive heart failure, with no geographic restrictions, that will last for a period of ninety-nine years or until the expiration of its proprietary rights in each item of intellectual property, if earlier. As consideration for granting the license, we agreed to pay a minimum annual royalty of $250,000, or up to 8.5% of gross sales less research, development and indirect costs attributable to the technology, if higher.
Description of Business
     For the coming year we plan to test and develop the technology pursuant to our exclusive license to our Wearable Artificial Kidney and other medical devices acquired pursuant to the License Agreement. We plan to utilize this technology to build an extra-corporeal platform technology that can potentially perform functions of various human organs. The four products that we plan to market are:
1.	Hospital congestive heart failure device

2.	Hospital renal replacement device

3.	Wearable congestive heart failure device

4.	Wearable artificial kidney
     Our management believes that both of the hospital adaptations of the platform technology could qualify for the CE Marking in Europe, the European equivalent of the US FDA approval, within a year and a half. Since the time frame and related costs to enter the European market are substantially less than the US, we plan on entering this market first with the goal to first generate cash flow and create credibility before entering the US market.
     In the US market, we believe that the CHF hospital device will qualify for the fastest approval from the FDA due to its similarity to another device currently on the market. Therefore, we plan to lead with this device in the US which potentially could be available to market in two years. The hospital renal failure device would likely be available in three years since it will most likely require more trials. The wearable versions will need more time to design and due to their breakthrough nature, they will also require a lengthier FDA approval timeline. We estimate that the wearable devices will be available to market in five years.
     We currently have extremely limited operating capital. There can be no assurance that funds required for us to commence operations will be available on terms acceptable to us or at all. Additional funding will also be needed to meet our royalty and expense payment obligations with respect to the License Agreement. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.
Competitors
     We compete directly and indirectly with other businesses, including businesses in the dialysis industry. The major competitors for our platform technology are those companies manufacturing and selling dialysis equipment and supplies. We will compete with these companies in the critical care markets as well as the wearable application markets. In many cases, these competitors are larger and more firmly established than we are. In addition, many of such competitors have greater marketing and development budgets and greater capital resources than our company. The wearable artificial kidney will also compete with dialysis clinics in treating ESRD patients. We anticipate that some of our largest competitors will be companies such as Baxter, Fresenius, Gambro, DaVita, AKSYS, NxStage, and Nephros.
Governmental Regulations
     We are subject to government regulation relating to the development and marketing of our products. Due to the relatively early nature of our development efforts, we have not yet confirmed with the FDA its view of the regulatory status of any of our products or which center of the FDA might have primary responsibility for review of the regulatory submissions we intend to make. Depending on the claims made and the FDA’s ruling regarding the regulatory status of each of our products, they may be designated as a device, a biologic or as a combination product. However, we anticipate that regardless of regulatory designation, we will need to conduct pre-clinical and clinical studies on humans before being able to market our products.
     To support a regulatory submission, the FDA commonly requires clinical studies to show safety and effectiveness. While we cannot currently state the nature of any such studies that the FDA may require due to our early stage of product development, it is likely any product we attempt to develop will require extensive and time-consuming clinical studies in order to secure approval.
     Outside the U.S., the ability to market potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities. These foreign regulatory approval processes may involve differing requirements than those of the FDA, but also generally include many, if not all, of the risks associated with the FDA approval process described above, depending on the country involved.
     In the U.S., medical devices are classified into 3 different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls (i.e. labeling, pre-market notification and adherence to the FDA’s Good Manufacturing Practices or GMP), Class II devices are subject to general and special controls (I.E. performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, that is, life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices.
     Before new medical devices such as our products can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or the FDC Act. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow us to enter into supply contracts and criminal prosecution. A 510(k) clearance will typically be granted by the FDA, if it can be established that the device is substantially equivalent to a “predicate device,” which is a legally marketed Class I or II device or a pre-amendment Class III device (I.E. one that has been marketed since a date prior to May 28, 1976), for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence, which may include a requirement to submit human clinical trial data. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer.
     If clearance or approval is obtained, any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. We will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labeling regulations, GMP requirements, Medical Device Reporting, or MDR, regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses.

     The FDA Act makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the IDE and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and post-market surveillance, accredited third party review and the dissemination of off-label information. We cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of our products and anticipated products.
     If the FDA believes that a company is not in compliance with law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against that company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of our products are subject to change.
     International Organization for Standards, or ISO, standards were developed by the European Community, or EC, as a tool for companies interested in increasing productivity, decreasing cost and increasing quality. The EC uses ISO standards to provide a universal framework for quality assurance and to ensure the good quality of products and services across borders. The ISO 9000 standards have facilitated trade throughout the EC, and businesses and governments throughout the world are recognizing the benefit of the globally accepted uniform standards. Any manufacturer utilized for purposes of manufacturing our products (including us, if we manufacture our own products) will be required to obtain ISO certification to facilitate the highest quality products and the easiest market entry in cross-border marketing. This will enable us to market our products in all of the member countries of the EU. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the European Economic Area.
     Any medical device that is legally in the U.S. may be exported anywhere in the world without prior FDA notification or approval. The export provisions of the FDC Act apply only to unapproved devices. While FDA does not place any restrictions on the export of these devices, certain countries may require written certification that a firm or its devices are in compliance with U.S. law. In such instances FDA will accommodate U.S. firms by providing a Certificate for Foreign Government. In cases where there are devices which the manufacturer wishes to export during the interim period while their 510(k) submission is under review, exporting may be allowed without prior FDA clearance under certain limited conditions.
Research and Development
     We acquired the exclusive license to our platform technology on September 1, 2006, and have not yet begun research and development efforts. Once we have assembled a team to facilitate our research and development efforts, we anticipate that the goals of our research and development efforts will include:
•	Improving the chemicals used in the dialysis process; the current chemicals have been used for decades. Management believes that new chemicals that last longer and can be used in small quantities would further reduce the cost and weight of its product.

•	Developing software that allows physicians to customize the function of the device to meet the specific dialysis needs of each patient.

•	Adapting the technology underlying the wearable artificial kidney to other medical uses. Management believes that this technology is a platform for a number of other devices that can be used to treat other diseases and it would offer substantive value propositions for patients and healthcare providers.
Management’s Discussion and Analysis
Results of Operations for the nine months ended September 30, 2006
     We have not generated any revenues since inception. We incurred net loss of $79,303 for the nine months ended September 30, 2006, compared to net loss of $25,764 for the nine months ended September 30, 2005. The increase in net loss was primarily due to consulting fees paid as stock warrants during the third quarter of 2006. At September 30, 2006, we had negative working capital of $(152,240), compared to negative working capital of $(52,557) for beginning of the year. At September 30, 2006, our total assets were $9,750,000, which consisted primarily of our License Agreement rights. We had no assets at the beginning of the year.

Liquidity and Capital Resources
     We expect to incur operating losses and negative cash flows, and have no available cash, which raise substantial doubt about our ability to continue as a going concern. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue.
Contemplated Financing
     We intend to raise capital through the private placement of approximately $25 million in shares of our common stock. We may raise more or less than the estimated amount, and may pay fees and issue warrants to placement agents in connection with the financing. Although we will seek to obtain funding immediately, we may not be successful in doing so on terms acceptable to us, and the inability to raise capital very quickly would have a material adverse effect on our business and operations.
Off-Balance Sheet Arrangements
     As of September 30, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from those estimates.
     We consider our critical accounting policies to be those that involve significant uncertainties, require judgments or estimates that are more difficult for management to determine or that may produce materially different results when using different assumptions. We consider the following accounting policies to be critical:
Identifiable Intangibles
     Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. We evaluate the recoverability of our patent costs and trademarks quarterly based on estimated undiscounted future cash flows.
Stock-Based Compensation
     Statements of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) and Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We will apply the provisions of SAB 107 in its adoption of SFAS 123(R).
Recent Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We do not believe the adoption of SFAS 156 will have a material impact on our financial position or results of operations.
     In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We are currently in the process of evaluating the expected effect of SFAS 157 on our results of operations and financial position.
Risk Factors
     You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.
Risks Related to Our Business
Our limited operating history may make it difficult to evaluate our business to date and our future viability.
     We are in the early stage of operations and development, and have only a limited operating history on which to base an evaluation of our business and prospects, having just commenced operations in August 2006 in accordance with our new business plan and entry into the medical devices industry. In addition, our operations and developments are subject to all of the risks inherent in the growth of an early stage company. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies, and governmental regulation. Any failure to successfully address these risks and uncertainties would seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future. We have generated no revenues to date, and there can be no assurance that we will be able to successfully develop our products and penetrate our target markets.
We expect to continue to incur operating losses, and if we are not able to raise necessary additional funds we may have to reduce or stop operations.
     We have not generated revenues or become profitable, may never do so, and may not generate sufficient working capital to cover the cost of operations. No party has guaranteed to advance additional funds to us to provide for any operating deficits. Until we begin generating revenue, we will seek funding through the sale of equity, or securities convertible into equity, further dilution to our then existing stockholders will result. If we raise additional capital through the incurrence of debt, our business may be affected by the amount of leverage we incur, and our borrowings may subject us to restrictive covenants. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce or stop operations, any of which would have a material adverse effect on our business.
Our success will depend on our ability to retain our managerial personnel and to attract additional personnel.
     Our success will depend largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and we cannot guarantee that we will be able to attract and retain the necessary staff. Furthermore, we do not currently have employment contracts with our key employee. The loss of members of managerial, sales or scientific staff could have a material adverse effect on our future operations and on successful development of products for our target markets. The failure to maintain our management and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations. Although we intend to provide incentive compensation to attract and retain our key personnel, we cannot guarantee that these efforts will be successful.
     We may need to expand our finance, administrative, scientific, sales and marketing, and operations staff. There are no assurances that we will be able to make such hires. In addition, we may be required to enter into relationships with various strategic partners and other third parties necessary to our business. Planned personnel may not be adequate to support our future operations, management may not be able to hire, train, retain, motivate and manage required personnel or management may not be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. If we fail to manage our growth effectively, it could have a material adverse effect on our business, results of operations and financial condition.
We need to develop our financial and reporting processes, procedures and controls to support our anticipated growth.
     We have not historically invested significantly in our financial and reporting systems. To comply with our public reporting requirements, and manage the anticipated growth of our operations and personnel, we will be required to improve existing or implement new operational and financial systems, processes and procedures, and to expand, train and manage our employee base. Our current and planned systems, procedures and controls may not be adequate to support our future operations.
     The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations, or if compliance can be achieved.
We cannot assure you that we will be able to complete development and obtain necessary approvals for our proposed products even if we obtain sufficient funding.
     Even if we obtain sufficient funding, no assurance can be given that we will be able to design or have designed parts necessary for the manufacture of our products or complete the development of our proposed products within our anticipated time frames, if at all. Such a situation could have a material adverse effect upon our ability to remain in business.
The success of our business will depend on our ability to develop and protect our intellectual property rights, which could be expensive.
     Patent and other proprietary rights are essential to our business. Our success depends to a significant degree on our ability to obtain and enforce patents and licenses to patent rights, both in the U.S. and in other countries. We cannot be certain that the patents that we license from others will be enforceable and afford protection against competitors. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Even if such patents are valid, we cannot guarantee that competitors will not independently develop alternative technologies that duplicate the functionality of our technology.
     We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. While we protect our proprietary rights to the extent possible, we cannot guarantee that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation of our intellectual property would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.
We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
     Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties. We intend to fully comply with the law in avoiding such infringements. However, within the medical devices industry, established companies have actively pursued such infringements, and have initiated such claims and litigation, which has made the entry of competitive products more difficult. We may experience such claims or litigation initiated by existing, better-funded competitors. Court-ordered injunctions may prevent us from bringing new products to market, and the outcome of litigation and any resulting loss of revenues and expenses of litigation may substantially affect our ability to meet our expenses and continue operations.

We may not be able to operate as a going concern and our business may fail.
     The Independent Auditor’s Report to our audited financial statements for the period ended December 31, 2005 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to execute our business plan. If we are not able to continue as a going concern, it is likely investors will lose their investments.
We compete against other dialysis equipment manufacturers with much greater financial resources and better established products and customer relationships, which may make it difficult for us to penetrate the market and achieve significant sales of our products.
     Our proposed products will compete directly against equipment produced by Fresenius Medical Care AG, Baxter Healthcare Corporation, Gambro AB, and others, each of which markets one or more FDA-cleared medical devices for the treatment of acute or chronic kidney failure. Each of these competitors offers products that have been in use for a longer time than our products and are more widely recognized by physicians, patients and providers. Most of our competitors have significantly more financial and human resources, more established sales, service and customer support infrastructures and spend more on product development and marketing than we do. Many of our competitors also have established relationships with the providers of dialysis therapy. Most of these companies manufacture additional complementary products enabling them to offer a bundle of products and have established sales forces and distribution channels that may afford them a significant competitive advantage.
     The market for our products is competitive, subject to change and affected by new product introductions and other market activities of industry participants, including increased consolidation of ownership of clinics by large dialysis chains. If we are successful, our competitors are likely to develop products that offer features and functionality similar to our proposed products. Improvements in existing competitive products or the introduction of new competitive products may make it more difficult for us to compete for sales, particularly if those competitive products demonstrate better safety, convenience or effectiveness or are offered at lower prices. If we are unable to compete effectively against existing and future competitors and existing and future alternative treatments and pharmacological and technological advances, it will be difficult for us to penetrate the market and achieve significant sales of our products.
We have not commissioned or obtained marketing studies which support the likelihood of success of our business plan.
     No independent studies with regard to the feasibility of our proposed business plan have been conducted by any independent third parties with respect to our present and future business prospects and our capital requirements. In addition, there can be no assurances that our products or our treatment modality for ESRD will find sufficient acceptance in the marketplace to enable us to fulfill our long and short term goals, even if adequate financing is available and our products are approved to come to market, of which there can be no assurance.
Risks Related to Our Industry
Our business will always be strictly regulated by the federal and other governments, and we cannot assure you that we will remain in compliance with all applicable regulation.
     Clinical testing, manufacture, promotion and sale of our proposed products are subject to extensive regulation by numerous governmental authorities in the U.S., principally the FDA, and corresponding foreign regulatory agencies. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We cannot assure you that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that we will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.
     Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on our business, financial condition and results of operations. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow us to enter into supply contracts and criminal prosecution.

     Even if our proposed products are approved for market, we will be subject to continuing regulation. We will continuously be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labeling regulations, GMP requirements, MDR regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on our business, financial condition and results of operations.
     In addition, failure to comply with applicable international regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that we will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on our business, financial condition and results of operations.
Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry could make our treatment system obsolete.
     The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be stymied if we require, but cannot secure, rights to essential third-party intellectual property. We may compete against companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical device products fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies.
Risks Related to Our Common Stock
If a market for our common stock does not develop, our stockholders may be unable to sell their shares.
     There is currently no market for our common stock and we can provide no assurance that a market will develop. If no market is ever developed for our shares, it will be difficult for stockholders to sell their stock. In such a case, stockholders may find that they are unable to achieve benefits from their investment.
If a market for our common stock develops, our stock price may be volatile.
     If a market for our common stock develops, the price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new data, studies, products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.
Over 90% of our stock is controlled by a single stockholder who has the ability to substantially influence the election of directors and the outcome of matters submitted to stockholders.
     As of September 1, 2006, Consolidated National, LLC (CNL), a limited liability company whose managing member is our Chairman, directly owned 9,600,000 shares, which represent 96% of our 10,000,000 shares of outstanding common stock. As a result, CNL presently and is expected to continue to have the ability to substantially influence the election of our board of directors and the outcome of all other issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial stockholder’s interest is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.
Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.
     In the event that we are required to issue any additional shares or enter into private placements to raise financing thro the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in our control.
We have never paid cash dividends and do not intend to do so.
     We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
     This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Xcorporeal and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Xcorporeal, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Xcorporeal on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	our capital needs and ability to obtain financing,

•	our ability to successfully research and develop marketable products,

•	our ability to obtain regulatory approval to market and distribute our products,

•	anticipated trends and conditions in the industry in which we operate, including regulatory changes,

•	general economic conditions, and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.
     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to the Company or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

ITEM 3. Controls and Procedures.
     We have conducted an evaluation, under the supervision and with the participation of our President and Chief Operating Officer (our principal executive and principal financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Operating Officer has concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this prospectus, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Effective August 31, 2006, we issued 9,600,000 shares of our common stock to Consolidated National, LLC (CNL) pursuant to a Contribution Agreement, in exchange for all of CNL’s right, title, and interest to our name and related trademarks and domain names, and the right to enter into the Merger Agreement and License Agreement pursuant to which we obtained an exclusive license to technology relating to our Wearable Artificial Kidney, congestive heart failure treatments, and other medical devices. The shares of common stock we issued were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption provided by Section 4(2) of the Securities Act for issuances not involving a public offering.
     On August 31, 2006, we issued three consultants a total of 325,000 warrants with an exercise price of $1.00 per share in exchange for services performed during the quarter ended September 30, 2006. The warrants we issued were exempt from registration under the Securities Act, pursuant to the exemption provided by Section 4(2) of the Securities Act for issuances not involving a public offering.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     On August 31, 2006, our stockholders approved a Certificate of Amendment to Articles of Incorporation, changing our name to “Xcorporeal, Inc.”
     On October 13, 2006, our stockholders approved our reincorporation to Delaware, and the adoption of our 2006 Incentive Compensation Plan.
     On November 17, 2006, our stockholders elected Marc Cummins, Dr. Hervé de Kergrohen, and Jay Wolf as directors.
ITEM 5. Other Information.
Board of Directors
     On November 17, 2006, Marc Cummins, Dr. Hervé de Kergrohen, and Jay Wolf were elected to our board of directors. None has had a material interest in any of our transactions. Following are the current members of our board:
     Terren S. Peizer, age 47, was appointed as a Director and our Chairman on August 31, 2006. From April 1999 to October 2003, Mr. Peizer served as Chief Executive Officer of Clearant, Inc., which he founded to develop and commercialize a universal pathogen inactivation technology. He served as Chairman of its board of directors from April 1999 to October 2004 and a Director until February 2005. From February 1997 to February 1999, Mr. Peizer served as President and Vice Chairman of Hollis-Eden Pharmaceuticals, Inc. In addition, from June 1999 through May 2003 he was a Director, and from June 1999 through December 2000 he was Chairman of the Board, of supercomputer designer and builder Cray Inc., and remains its largest beneficial stockholder. Mr. Peizer has been the largest beneficial stockholder and held various senior executive positions with several technology and biotech companies. In these capacities he has assisted the companies with assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, investor and public relations, and capital formation. Mr. Peizer has been a Director, Chairman of the Board and Chief Executive Officer of Hythiam, Inc., a healthcare services management company focused on delivering solutions for those suffering from alcoholism and other substance dependencies, since September 2003. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.
     Daniel S. Goldberger, age 48, serves as our President and Chief Operating Officer. Mr. Goldberger has been the Chief Executive Officer of Glucon Inc., a privately held glucose monitoring business since 2004. From 2001 to

2004, Mr. Goldberger served as President and as a Director of the Medical Group of OSI Systems, Inc. (NASDAQ: OSIS), which included the Spacelabs, Dolphin, Osteometer product lines with combined revenue approaching $250 million. Mr. Goldberger was also the co-founder of Optiscan Biomedical Corporation, where he served as Director from 1994 to 2001 and also served as its Vice President from 1994 to 1998 and then as its President from 1998 to 2001. Mr. Goldberger has over 25 years of management experience with large and small medical device companies, including Nellcor and Square One Technology. He received his B.S.M.E. from Massachusetts Institute of Technology in 1979 and his M.S.M.E. from Stanford University in 1983.
     Victor Gura, M.D., age 65, has been the Chief Scientific Officer of National Quality Care, Inc. since 2005. He was formerly its Chairman of the Board, President and Chief Executive Officer. Dr. Gura is board certified in internal medicine/nephrology. He has been a director and principal shareholder of Medipace Medical Group, Inc. in Los Angeles, California, since 1980. Dr. Gura has been an attending physician at Cedars-Sinai Medical Center since 1984 and the medical director of Los Angeles Community Dialysis since 1985. He also serves as a Clinical Assistant Professor at UCLA School of Medicine. Dr. Gura graduated from the School of Medicine, Buenos Aires University in 1966, completed his residency in internal medicine and nephrology in Israel, and was a fellow at the nephrology departments at Tel Aviv University Medical School and USC Medical Center.
     Marc G. Cummins, age 46, is a Managing Partner of Prime Capital, LLC, a private investment firm focused on consumer companies. Prior to founding Prime Capital, Mr. Cummins was managing partner of Catterton Partners, a private equity investor in consumer products and service companies with over $1 billion of assets under management. Prior to joining Catterton in 1998, Mr. Cummins spent fourteen years at Donaldson, Lufkin & Jenrette Securities Corporation where he was Managing Director of the Consumer Products and Specialty Distribution Group, and was also involved in leveraged buyouts, private equity and high yield financings. Mr. Cummins received a B.A. in Economics, magna cum laude, from Middlebury College, where he was honored as a Middlebury College Scholar and is a member of Phi Beta Kappa. He also received an M.B.A. in Finance with honors from The Wharton School at University of Pennsylvania.
     Hervé de Kergrohen, M.D., age 48, since August 2002 has been a Partner with CDC Enterprises Innovation in Paris, a European venture capital firm, and since January 2001 has been Chairman of BioData, an international healthcare conference in Geneva. He sits on several boards with U.S. and European private health care companies, including Kuros BioSurgery and Bioring SA in Switzerland since January 2003, Praxim SA and Biomethode in France since September 2003, and Hythiam, Inc. since September 2003 and Clearant, Inc. since December 2001. From February 1999 to December 2001 he was Head Analyst for Darier Hentsch & Co., then the third largest Geneva private bank and manager of its CHF 700 million health care fund. From February 1997 to February 1998 he was the Head Strategist for the international health care sector with UBS AGin Zurich. Dr. de Kergrohen started his involvement with financial institutions in 1995 with Bellevue Asset Management in Zug, Switzerland, the fund manager of BB Biotech and BB Medtech, where he covered the healthcare services sector. He was previously Marketing Director with large U.S. pharmaceutical companies such as Sandoz USA and G.D. Searle, specialized in managed care. Dr. de Kergrohen received his M.D. from Université Louis Pasteur, Strasbourg, and holds an M.B.A. from Insead, Fontainebleau.
     Jay A. Wolf, age 34, is a co-founder and partner of Trinidad Capital a hedge fund investing in micro cap companies. Mr. Wolf has over ten years of investment and operations experience in a broad range of industries. His investment experience includes: senior and subordinated debt, private equity (including leveraged transactions), mergers & acquisitions and public equity investments. Since 2004, Mr. Wolf has served as a Managing Director of Trinad Capital. From 1999 to 2003, he served as the Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company’s acquisition program. From 1996 to 1999, Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank in the senior debt department and subsequently for Trillium Growth, the firm’s venture capital Fund. He sits on the boards of Shells Seafood Restaurants, Prolink Holdings Corporation, Optio Software, Inc., US Wireless Data Inc. and Starvox Communications, Inc. Mr. Wolf received a Bachelor of Arts from Dalhousie University.
     On November 14, 2006, options to purchase 700,000 shares of our common stock were granted to Mr. Peizer for service as Chairman of our board, options to purchase 400,000 shares were granted to Mr. Goldberger for service as our President and Chief Operating Officer, and options to purchase 500,000 shares were granted to Dr. Gura for service as a director.
     Each of our directors has entered into our standard form of director Indemnification Agreement. There are no family relationships among any of our directors or executive officers.

ITEM 6.     Exhibits.

No.	Description of Exhibit
2.1	Merger Agreement
3.1	Certificate of Incorporation, as amended
3.2	Bylaws, as amended
10.1*	Indemnification Agreement for directors
10.2*	Xcorporeal, Inc. 2006 Incentive Compensation Plan
10.3*	Employment Agreement of Daniel S. Goldberger
10.4	License Agreement
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contracts, compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCORPOREAL, INC.
Date: November 17, 2006	By:	/s/ DANIEL S. GOLDBERGER
Daniel S. Goldberger
President and Chief Operating Officer

II-4