Form 10QSB/A
period 2006-09-30
XCORPOREAL, INC.
filed 2007-04-16
CIK 1140505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission file number 001-31608

XCORPOREAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0349685
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
11150 Santa Monica Blvd., Suite 340 Los Angeles, California 90025
(Address of principal executive offices)
(310) 738-5138
(Issuer’s telephone number)
11400 W. Olympic Blvd., Suite 200
Los Angeles, California 90064
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, $0.0001 par value	Outstanding as of April 9, 2007 14,200,050 shares
Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

Explanatory Note Regarding Amendment
     We are filing this amendment to our quarterly report on Form 10-QSB for the quarterly period ended September 30, 2006, originally filed November 17, 2006, because we have concluded that:
The August 31, 2006 transaction by which we ceased to be a shell corporation should be presented as a recapitalization of the accounting acquirer, and the License Agreement should be recorded at predecessor basis;
The assumptions used in estimating the fair value of warrants issued to consultants should be revised, and the resulting increase in fair value expensed accordingly;
The accrued liabilities should be increased to account for research, development and other expenses incurred pursuant to the License Agreement; and
The calculation of the weighted average number of share outstanding used in the calculation of the basic and diluted loss per share should be revised, resulting in an increase in basic and diluted loss per share.
     Accordingly, we are restating our unaudited interim financial statements for the quarterly period ended September 30, 2006, and amending the related footnotes, management’s discussion and analysis or plan of operation, controls and procedures, and other information. This amendment also reflects subsequent events occurring after the filing of the quarterly report as originally filed.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005
Statements of Operations (unaudited) for the three and nine months ended September 30, 2006 and September 30, 2005 and the period from inception (May 4, 2001) to September 30, 2006
Statement of Stockholders Equity (deficit) for the nine months ended September 30, 2006 and the period from inception (May 4, 2001) to September 30, 2006
Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006 and the period from inception (May 4, 2001) to September 30, 2006
Notes to Financial Statements

Item 2. Management’s Discussion and Analysis

Item 3. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures
EXHIBIT 3.2
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
INTERIM BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
	(restated)
ASSETS
Other Assets	$1,000	$—

Total Assets	$1,000	$—

LIABILITIES
Current
Accounts payable and accrued liabilities	1,062,473	18,330
Due to related party	—	34,227

Total Current Liabilities	1,062,473	52,557

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 10,000,000 and 3,820,000 outstanding on September 30, 2006 and December 31, 2005, respectively	1,000	382
Additional paid-in capital	2,318,231	90,618
Deficit accumulated during development stage	(3,380,704)	(143,557)

Total Stockholders’ Deficiency	(1,061,473)	(52,557)

Total Liabilities & Stockholders’ Deficiency	$1,000	$—

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					May 4, 2001 (Date
	Three Months Ended		Nine Months Ended		of Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
	(restated)		(restated)		(restated)
Operating Expenses:
Selling, general and administrative	$2,307,727	$4,558	$2,319,517	$25,764	$2,463,174
Research and development	917,630		917,630		917,630

Loss before Other Income/(Expense) and Income Tax	(3,225,357)	(4,558)	(3,237,147)	(25,764)	(3,380,804)

Interest Income	—	—	—	—	100

Loss before income taxes	(3,225,357)	(4,558)	(3,237,147)	(25,764)	(3,380,704)

Income taxes	—	—	—	—	—

Net Loss	$(3,225,357)	$(4,558)	$(3,237,147)	$(25,764)	$(3,380,704)

Basic and diluted loss per share	$(0.55)	$(0.00)	$(0.72)	$(0.01)

Weighted average number of shares outstanding	5,835,217	3,820,000	4,499,121	3,820,000
See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

			May 4, 2001 (Date
			of Inception) to
	Nine months ended September 30,		September 30,
	2006	2005	2006
	(restated)		(restated)
Cash flows used in operating activities
Net loss for the period	$(3,237,147)	$(25,764)	$(3,380,704)
Adjustment for item not involving cash:
Consulting fees	2,162,611	—	2,162,611
Changes in non-cash working capital items related to operations
Prepaid expenses	—	600	—
Accounts payable and accrued liabilities	1,044,143	11,026	1,062,473

	(30,393)	(14,138)	(155,620)

Cash flows from financing activities
Capital stock issued	—	—	91,000
Advance from a related party	30,393	13,774	64,620

	30,393	13,774	155,620

Decrease in cash during the period	—	(364)	—
Cash, beginning of the period	—	576	—

Cash, end of the period	$—	$212	$—

Supplemental disclosure of cash flow information; cash paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Non-cash Transactions — Note 10
See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period May 4, 2001 (Date of Inception) to September 30, 2006
(Unaudited)
(restated)

				Deficit
	(Note 10)			Accumulated
	Common Shares		Additional Paid-in	During Development
	Number	Par Value	Capital	Stage	Total
Capital stock issued for cash at $0.01	2,500,000	$250	$24,750	$—	$25,000
Net loss for the period	—	—	—	(40,255)	(40,255)

Balance as at December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)
Capital stock issued for cash at $0.05	1,320,000	132	65,868	—	66,000
Net loss for the year	—	—	—	(31,249)	(31,249)

Balance as at December 31, 2002	3,820,000	382	90,618	(71,504)	19,496
Net loss for the year	—	—	—	(12,962)	(12,962)

Balance as at December 2003	3,820,000	382	90,618	(84,466)	6,534
Net loss for the year	—	—	—	(23,338)	(23,338)

Balance as at December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)
Net loss for the year	—	—	—	(35,753)	(35,753)

Balance as at December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)
Capital stock issued for a licence at $0.00	9,600,000	960	40	—	1,000
Capital stock cancelled	(3,420,000)	(342)	342	—	—
Warrants granted for consulting fees	—	—	2,162,611	—	2,162,611
Forgiveness of debt — Note 6	—	—	64,620	—	64,620
Net loss for the period	—	—	—	(3,237,147)	(3,237,147)

Balance as at September 30, 2006	10,000,000	$1,000	$2,318,231	$(3,380,704)	$(1,061,473)

See accompanying notes to interim financial statements.

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 1 — Interim Reporting and Restatement
     As described in Notes 7 and 9 below, we are restating the accompanying unaudited interim financial statements to present the August 31, 2006 transaction by which we ceased to be a shell corporation as a recapitalization of the accounting acquirer, and record the License Agreement at predecessor basis, and to revise the assumptions used in estimating the fair value of warrants issued to consultants. In addition, we have increased accrued liabilities to account for certain research, development and other expenses incurred through September 30, 2006 and revised the calculation of the weighted average number of share outstanding used in the calculation of the basic and diluted loss per share which resulted in an increase in basic and diluted loss per share.
     The following financial statements reflect the “as reported” figures from the Form 10-Q filed on November 17, 2006 and the “restated” figures:

	Interim Balance Sheet
	(Unaudited)
	September 30, 2006
	as reported	restated
Other Assets	$9,750,000	$1,000

Total Assets	$9,750,000	$1,000

Total Liabilities	152,240	1,062,473
Common stock	1,000	1,000
Additional paid-in capital	9,819,620	2,318,231
Deficit accumulated during the development stage	(222,860)	(3,380,704)

Total Stockholders’ Deficiency	9,597,760	(1,061,473)

Total Liabilities & Stockholders’ Deficiency	$9,750,000	$1,000

			Interim Statements of Operations
			(Unaudited)
	Three months ended		Nine months ended		May 4, 2001 (Date of Inception) to
	September 30, 2006		September 30, 2006		September 30, 2006
	as reported	restated	as reported	restated	as reported	restated
Expenses
Third-party research and development expenses	$—	$896,797	$—	$896,797	$—	$896,797
Legal Fees	—	142,603	—	142,603	—	175,809
Other	67,513	2,185,956	79,303	2,197,746	222,960	2,308,197

Loss before interest income	(67,513)	(3,225,357)	(79,303)	(3,237,147)	(222,960)	(3,380,804)
Interest income	—	—	—	—	100	100

Net loss for the period	$(67,513)	$(3,225,357)	$(79,303)	$(3,237,147)	$(223,060)	$(3,380,704)

Basic and diluted loss per share	$(0.02)	$(0.55)	$(0.02)	$(0.72)

Weighted average number of shares outstanding	4,374,348	5,835,217	4,006,813	4,499,121

		Interim Statements of Cash Flows
		(Unaudited)
	Nine months ended		May 4, 2001 (Date of Inception) to
	September 30, 2006		September 30, 2006
	as reported	restated	as reported	restated
Cash flows used in operating activities	$150,012	$(30,393)	$24,773	$(155,620)
Cash flows from investing activity	(150,000)	—	(150,000)	—
Cash flows from financing activities	(12)	30,393	125,227	155,620
Decrease in cash during the period	—	—	—	—
Cash, beginning of the period	—	—	—	—

Cash, end of the period	$—	$—	$—	$—

		Interim Statement of Stockholders’ Equity (Deficit)
				Deficit
				Accumulated
	Common Stock		Additional Paid-in	During Development
	Number	Par Value	Capital	Stage	Total

Capital stock issued for a license (as reported)	9,600,000	$960	$9,599,040	$—	$9,600,000
Capital stock issued for a license (restated)	9,600,000	$960	$40	$—	$1,000

Warrants granted for consulting fees (as reported)	—	$—	$65,000	$—	$65,000
Warrants granted for consulting fees (restated)	—	$—	$2,162,611	$—	$2,162,611

Net loss for the period (as reported)	—	$—	$—	$(79,303)	$(79,303)
Net loss for the period (restated)	—	$—	$—	$(3,237,147)	$(3,237,147)

Balance as at September 30, 2006 (as reported)	10,000,000	$1,000	$9,819,620	$(222,860)	$9,597,760
Balance as at September 30, 2006 (restated)	10,000,000	$1,000	$2,318,231	$(3,380,704)	$(1,061,473)

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
     At September 30, 2006 we have not achieved profitable operations, have accumulated losses of $3,380,704 since our inception, have a working capital deficiency of $1,061,473, have no available cash and expect to incur further losses in the development of our business, all of which cast substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.
      In the fourth quarter of 2006 we raised capital through the private placement of approximately $29.4 million in shares of our common stock to institutional and accredited investors at a price of $7.00 per share. Our management believes that we will be able to obtain additional funds by equity financing, if necessary. However, we may not be successful in obtaining funding on terms acceptable to us, and the inability to raise capital before our available credit is depleted would have a material adverse effect on our business and operations.
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
Stock-based Compensation
     Effective January 1, 2006, the company adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) under Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment,” (“SFAS No. 123-R”). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No options to purchase common stock were granted to employee or directors as of September 30, 2006. For warrants issued to non-employees see the related disclosure in Note 9.
     The fair value of all share purchase options and warrants granted to employees are expensed over their vesting period with a corresponding increase to additional Paid-in Capital. Upon exercise of share purchase options and warrants, the consideration paid by the option holder is recorded as an increase to share capital
     We use the Black-Scholes Option Valuation Model to calculate the fair value of share purchase options and warrants at the date of grant. Pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of our share purchase options and warrants.
Note 5 — Lease Termination
     By a lease agreement effective June 1, 2001 and amended June 25, 2002, November 25, 2002, January 9, 2004 and April 11, 2005, we were granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County, Nevada. The term of this lease was for 30 years, renewable for an additional 30 years so long as the conditions of the lease were met. The conditions of the lease were not met, minimum payments and performance commitments were not met, and the required payments were not made. The landlord gave written default notice and on March 10, 2006 we received a termination notice dated February 18, 2006. The Company was unable to negotiate an amendment to the agreement, and the lease was terminated in March 2006.
Note 6 — Related Party Transaction
     We were charged the following by a former director of the Company:

			May 2, 2001
			(Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2006	2005	2006
Administrative services	$3,000	$4,500	$12,000
     We owed $64,620 to related party at August 31, 2006, a director of the Company as of that date, consisting of unpaid advances and management fees. This amount was forgiven by the former director, who was no longer a shareholder as of the sale of his common stock on August 31, 2006. The debt forgiveness was accounted for as an addition to Paid-in Capital.

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
Note 7 — License Agreement
     On August 31, 2006, we entered into a Contribution Agreement with a company whose sole managing member is our current Chairman. We issued 9,600,000 shares of common stock in exchange for (a) all of our right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into the Merger Agreement and License Agreement dated September 1, 2006 pursuant to which we obtained the exclusive rights to the technology relating to our congestive heart failure treatment, kidney failure treatment, and other medical devices. In our previously-issued September 30, 2006 balance sheet, we valued the License Agreement at $9,600,000 based on the fair market value of the shares of common stock, legal fees related to the License Agreement of $150,000 were capitalized as of September 30, 2006, and these fees along with the value of the shares issued were included in Other Assets on the balance sheet. We have concluded that the transaction should be presented as a recapitalization of the accounting acquirer, and the consideration transferred to us should be recorded at predecessor basis. As a result, in the restated unaudited interim financial statements as of September 30, 2006, the assets transferred are recorded at their carry-over basis of $1,000. The legal fees are expensed as they relate to formation and organization costs.
     As consideration for granting the License, we agreed to pay a minimum annual royalty of $250,000, or 7% of net sales. The first minimum royalty payment was due by December 1, 2007. In addition we agreed, to reimburse the licensor’s reasonable and necessary expenses incurred in the ordinary course of business from September 1, 2006. Please see Note 11 for related information.
Note 8 — Merger Agreement
     On September 1, 2006, we entered into a Merger Agreement with our licensor NQCI which contemplated that we would either (i) acquire it as a wholly owned subsidiary pursuant to a triangular merger, or (ii) issue shares of our common stock in consideration of the assignment of the licensed technology. The merger agreement was terminated at year end. Please see Note 11 for related information.
Note 9 — Stock Options and Warrants to Non-Employees
     On August 31, 2006, we issued immediately-exercisable, five-year warrants to purchase an aggregate of 325,000 shares of common stock at $1.00 per share, the fair market value of our common stock on the grant date, to consultants in exchange for services performed during the quarter ended September 30, 2006. In our prior quarterly report, we accounted for the expense of these warrants by estimating the fair value using the Black-Scholes pricing model. The assumptions we used included a fair market value of shares on the grant date of $1.00 per share, a weighted average risk-free interest rate of 3.88%, an expected volatility of our stock of 11.1% based on an index, and no expected dividends. We have concluded hat the assumptions used in estimating the fair value of the warrants should be revised, and that the resulting increase in fair value should be expensed accordingly. We used a medical device industry index as a basis for calculating the expected volatility of its common stock, but has subsequently determined that it is more appropriate to use the average volatility of otherwise similar public entities in accordance with SFAS No. 123R. We also increased the risk-free interest rate from 3.88% to 4.70%. In addition, we revised the $1.00 per share fair value to $7.00 per share in order to reflect the price per share from our private placement offered during the fourth quarter of 2006. The resulting fair value of such warrants increased by $2,097,611 to $2,162,611 compared to the previously filed unaudited interim financial statements. The amount was recorded under the captions ‘Additional Paid-in Capital’ and ‘Consulting Fees’ in the accompanying restated unaudited interim financial statements for the third quarter ended September 30, 2006.
     Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, deferred compensation is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.
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

Nine months ended
September 30, 2006
Expected dividend yield	0.00%
Expected volatility	120%
Risk-free interest rate	4.70%
Expected terms in years	5 years
Note 10 —Non-cash Transactions
     Investing and financing activities that do not have a direct impact on current cash flows have been excluded from the statements of cash flows as follows:
     Nine months ended September 30, 2006:
a)	We cancelled 3,420,000 shares of common stock.

b)	We issued 9,600,000 shares of common stock to acquire the right, title and interest to the name “Xcorporeal,” related trademarks and domain names, and the right to enter into the Merger Agreement and License Agreement to obtain the rights to technology relating to congestive heart and kidney failure treatment and other devices. The value of the stock was recorded at $1,000, the carryover basis of the Company’s then 96% shareholder.

c)	A former director of the Company forgave $64,620 of unpaid advances and management fees.
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

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 11 — Subsequent Events (continued)
Employment Agreements
      On October 13, 2006, we entered into an employment agreement whereby for a period of four years we will pay Daniel S. Goldberger, who is both an executive and director, a base salary of $10,000 per month. Commencing 30 days after we received equity financing of at least $10,000,000 on November 20, 2006 he is paid $275,000 per year. At our sole discretion, the Executive’s base salary may be increased, but not decreased, annually. Commencing on January 1, 2007 and annually thereafter, the base salary shall be increased by at least the Consumer Price Index for Los Angeles, California. He will be eligible to receive an annual bonus targeted at 50% of Executive’s base salary, based on Executive achieving designated individual goals and milestones and the overall performance and profitability of the Company. The goals and milestones will be established and re-evaluated on an annual basis by mutual agreement of Executive and our Chairman, subject to review and approval by the Board or its compensation committee. Additionally, in November 2006, he was granted 400,000 stock options under our 2006 Incentive Compensation Plan. These options will vest 20% on each of the first, second, third, fourth and fifth anniversaries.
      On November 30, 2006, we entered into an employment agreement with Victor Gura, M.D. On December 1, 2006, Victor Gura, M.D. became our Chief Medical and Scientific Officer. Dr. Gura has been a member of our board of directors since October 13, 2006. Dr. Gura entered into a four-year Employment Agreement with us. His initial annual base salary is $420,000. Dr. Gura is eligible to receive discretionary bonuses on an annual basis targeted at 50% of his annual salary. He will also be granted options to purchase an additional 500,000 shares of our common stock upon FDA approval of our first product. Dr. Gura is eligible to receive reimbursement of reasonable and customary relocation expenses as well as health, medical, dental insurance coverage and insurance for accidental death and disability. In the event he is terminated by us without good cause or if he resigns for good reason, as such terms as are defined in the agreement, we will be obligated to pay Dr. Gura in a lump sum an amount equal to two year’s salary plus 200% of the targeted bonus. In November we issued 700,000 stock options to our chairman of the board and 500,000 stock options to Dr. Gura.
Incentive Compensation Plan
     On October 13, 2006, after the effectiveness of the Nevada reincorporation, we adopted the Xcorporeal, Inc. 2006 Incentive Compensation Plan and the related form of option agreement. The plan authorizes the grant of stock options, restricted stock, restricted stock units and stock appreciation rights. As of February 28, 2007, there are 3,900,000 shares of common stock reserved for issuance pursuant to the plan (subject to adjustment in accordance with the provisions of the plan). The plan will continue in effect for a term of up to ten years
Financing
      In the fourth quarter of 2006 we raised capital through the private placement of approximately $29.4 million in shares of our common stock to institutional and accredited investors at a price of $7.00 per share. We paid fees of $2.1 million to placement agents in connection with the financing. In addition, we issued 3-year warrants to purchase 100,000 and 29,221 shares of our common stock to two placement agents at $7.00 and $7.25 per share, respectively.
Termination of Merger Agreement
      The Merger Agreement expired by its own terms on December 31, 2006. In addition, on December 29, 2006, NQCI served written notice that it was terminating the Merger Agreement, and on January 2, 2006, we consented to the termination. Accordingly, the Merger Agreement is now terminated. We will not be proceeding with any merger with NQCI. The termination of the Merger Agreement had no effect on the License Agreement, the Contribution Agreement, or the shares we issued to CNL.

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
License Agreement
     On September 1, 2006, we entered into the License Agreement pursuant to which we obtained exclusive rights to our technology relating to the treatment of kidney failure and congestive heart failure, with no geographic restrictions, that will last for a period of ninety-nine years or until the expiration of its proprietary rights in each item of intellectual property, if earlier. As consideration for granting the license, we agreed to pay a minimum royalty of 7% of net sales, with an annual minimum royalty of $250,000.
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
Management’s Discussion and Analysis
Results of Operations for the three and nine months ended September 30, 2006
     We have not generated any revenues since inception. We incurred net loss of $3,225,357 for the three months ended September 30, 2006, compared to a net loss of $4,558 for the three months ended September 30, 2005. We incurred net loss of $3,237,147 for the nine months ended September 30, 2006, compared to net loss of $25,764 for the nine months ended September 30, 2005. The increase in net loss was primarily due to research, development and other expenses incurred pursuant to the License Agreement and consulting fees paid as stock warrants during the third quarter of 2006. At September 30, 2006, we had negative working capital of $1,061,473, compared to negative working capital of $52,557 for beginning of the year. We had assets of $1,000 at September 30, 2006 and $nil at the beginning of the year.

Liquidity and Capital Resources
     We expect to incur operating losses and negative cash flows, and have no available cash, which raise substantial doubt about our ability to continue as a going concern. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our products, and, ultimately, to generate revenue.
Financing
     In the fourth quarter of 2006 we raised capital through the private placement of approximately $29.4 million in shares of our common stock to institutional and accredited investors at a price of $7.00 per share. We paid fees of $2.1 million to placement agents in connection with the financing. In addition, we issued 3-year warrants to purchase 100,000 and 29,221 shares of our common stock to two placement agents at $7.00 and $7.25 per share, respectively.
Off-Balance Sheet Arrangements
     As of September 30, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.
License Agreement
     On August 11, 2006, Consolidated National, LLC (CNL) entered into an Irrevocable Option Agreement with National Quality Care, Inc. (NQCI) following extensive negotiations that commenced in late 2005. There was no pre-existing relationship between NQCI and CNL or their principals.
     On August 31, 2006, we entered into a Contribution Agreement with Consolidated National, LLC, whose sole managing member is our current Chairman, given us the right to enter into a Merger Agreement and a License Agreement with NQCI. We issued 9,600,000 shares of common stock, a 96% voting interest in our company, in exchange for all of our right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and the right to enter into the License Agreement dated September 1, 2006 pursuant to which we obtained the exclusive rights to the technology relating to our congestive heart failure treatment, kidney failure treatment, and other medical devices. Prior to the August 31, 2006 transaction, we were a shell corporation.
     The Merger Agreement dated September 1, 2006 expired by its own terms on December 31, 2006. In addition, on December 29, 2006, NQCI served written notice that it was terminating the Merger Agreement, and on January 2, 2006, we consented to the termination. Accordingly, the Merger Agreement is now terminated. We will not be proceeding with any merger with NQCI. The termination of the Merger Agreement had no effect on the Contribution Agreement, the shares we issued to CNL, or the License Agreement.
     On December 1, 2006, we initiated an arbitration against NQCI for its breach of the License Agreement, which remains pending. On December 29, 2006, NQCI served us with a written notice purporting to terminate the License Agreement for unspecified alleged breaches. On January 2, 2006, we advised NQCI that we did not consent to termination of the License Agreement, that we have not breached the License Agreement, and that NQCI has no right to unilaterally terminate the License Agreement in any event. Accordingly, the License Agreement cannot be terminated.
Restatement of Interim Financial Statements
     As described in Notes 7 and 9 above, we are restating the accompanying unaudited interim financial statements to present the August 31, 2006 transaction by which we ceased to be a shell corporation as a recapitalization of the accounting acquirer, and record the License Agreement at predecessor basis, and to revise the assumptions used in estimating the fair value of warrants issued to consultants.
     The Company also revised the assumptions used in estimating the fair value of warrants granted to three consultants during the third quarter of 2006. The resulting increase in fair value of such warrants was recorded in the accompanying restated unaudited interim financial statements.
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
Stock-Based Compensation
     Statements of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) and Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).
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
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply to provision of FASB Statement No. 157, “Fair Value Measurements.” We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.
     In December 2006, the FASB issued FSP 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangement and related financial instruments entered into prior to December 21, 2006, FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative- effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP 00-19-2 is adopted. We are currently evaluating the impact that the adoption of FSP 00-19-2 will have on our financial statements.
     In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach that considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us would be our current fiscal year ending July 31, 2007. We are currently evaluating the impact, if any, of SAB No. 108 on our financial position and results of operations.
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
     We have not generated revenues or become profitable, may never do so, and may not generate sufficient working capital to cover the cost of operations. No party has guaranteed to advance additional funds to us to provide for any operating deficits. Until we begin generating revenue, we may seek funding through the sale of equity, or securities convertible into equity, further dilution to our then existing stockholders may result. If we raise additional capital through the incurrence of debt, our business may be affected by the amount of leverage we incur, and our borrowings may subject us to restrictive covenants. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce or stop operations, any of which would have a material adverse effect on our business.
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
An unfavorable result in the pending arbitration could have a material adverse effect on our business.
     We consider the protection of our proprietary technology for treatment of kidney failure and congestive heart failure to be critical to our business prospects. We obtained the rights to some of our most significant patented and patent-pending technologies through a License Agreement with National Quality Care, Inc. (NQCI). On December 1, 2006 we initiated an arbitration against NQCI for failure to fully perform its obligations under our License Agreement. NQCI has filed counterclaims seeking to invalidate the License Agreement and claiming monetary damages against us. If NQCI were to prevail on some or all of its claims, we could be prevented from using some or all of the patented technology we licensed from it. That could significantly impact our ability to use and develop our technologies, which would have a material adverse effect on our business and results of operations.
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
Over 68% of our stock is controlled by a single stockholder who has the ability to substantially influence the election of directors and the outcome of matters submitted to stockholders.
     As of September 1, 2006, Consolidated National, LLC (CNL), a limited liability company whose managing member is our Chairman, directly owned 9,600,000 shares, which represent 68% of our 14,200,050 shares of outstanding common stock as of February 28, 2007. As a result, CNL presently and is expected to continue to have the ability to substantially influence the outcome of issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial stockholder’s interest is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.
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

ITEM 3. Controls and Procedures.
      We conducted an evaluation, under the supervision and with the participation of our President and Chief Operating Officer (our principal executive and principal financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006. Based upon this evaluation, our President and Chief Operating Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in the quarterly report filed November 17, 2006.
     Our certifying officers have reconsidered the effect on the adequacy of our disclosure controls and procedures as of September 30, 2006 in light of the material errors we have disclosed. Additionally, the errors affected our current evaluation of disclosure controls and procedures as of our year ended December 31, 2006. A material weakness in our internal control over financial reporting and the application of accounting for share-based payments existed as of September 30, 2006, with regard to our design and maintenance of adequate controls and procedures for the preparation, review, presentation and disclosure of information included in our financial statements, which resulted in misstatements therein. The transaction by which we ceased to be a shell corporation was not appropriately characterized on the balance sheet as a recapitalization of the accounting acquirer and recorded at predecessor basis, and warrant expense was incorrectly estimated. As a result, our President and Chief Operating Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have now concluded that our disclosure controls and procedures were not effective as of September 30, 2006.
     A material weakness in internal control is a reportable condition in which the design or operation of one or more of the internal components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.
     The deficiencies in our internal control over financial reporting and the application of accounting for share-based payments were due to our extremely limited number of personnel, and limitations in our accounting resources that affected our ability to timely identify and analyze non- routine complex transactions. We have subsequently taken the following actions, which we believe have fully remediated the material weaknesses in our internal control over financial reporting:
•	Effective January 2, 2007, we appointed an interim Chief Financial Officer with education and background in accounting and finance, substantial experience as CFO of publicly traded companies, and adequate knowledge of financial accounting, internal control, and generally accepted accounting principles.

•	Effective February 27, 2007, our board of directors formed an Audit Committee composed of three independent directors, including a chairman who meets the requirements as an audit committee financial expert based on his experience and abilities.

•	A thorough review of our financial reporting structures, internal control structures, and regulatory filings was conducted by our CFO to ensure our controls and procedures are adequate and effective.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
As of September 30, 2006, we were not involved in any legal proceedings.
     On December 1, 2006, we initiated an arbitration against National Quality Care, Inc. (NQCI) for its failure to fully perform its obligations under our License Agreement. On December 29, 2006, NQCI filed suit against us in Los Angeles County Superior Court entitled National Quality Care, Inc. v. Victor Gura, M.D., et al., Case No. BC364140. We have reviewed the complaint with our outside counsel and determined that it is frivolous and without merit. We do not believe there is any reasonable likelihood that NQCI can prevail on its claims. On January 5, 2007, we filed a petition to compel arbitration, and NQCI subsequently stipulated to resolve all claims in the pending arbitration. On March 20, 2007, the lawsuit was dismissed without prejudice.
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
     On December 13, 2006, we completed a private placement of an aggregate of 4,200,050 unregistered shares of common stock to institutional and accredited investors, priced at $7.00 per share, for proceeds of approximately $27.3 million, net of placement agent fees of $2.1 million. Purchasers included affiliates of our board members Marc Cummins and Jay Wolf. We entered into purchase and registration rights agreements with each of the purchasers. The private placements were exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act for issuances not involving a public offering.
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
     On November 17, 2006, our stockholders elected Marc Cummins, Dr. Hervé de Kergrohen, and Jay Wolf as directors.
ITEM 5. Other Information.
Board of Directors
     On November 17, 2006, Marc Cummins, Dr. Hervé de Kergrohen, and Jay Wolf were elected to our board of directors. None has had a material interest in any of our transactions. On February 27, 2007, Nicholas S. Lewin was elected to our board. Following are the current members of our board:
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
     Marc G. Cummins, age 46, is a Managing Partner of Prime Capital, LLC, a private investment firm focused on consumer companies. Prior to founding Prime Capital, Mr. Cummins was managing partner of Catterton Partners, a private equity investor in consumer products and service companies with over $1 billion of assets under management. Prior to joining Catterton in 1998, Mr. Cummins spent fourteen years at Donaldson, Lufkin & Jenrette Securities Corporation where he was Managing Director of the Consumer Products and Specialty Distribution Group, and was also involved in leveraged buyouts, private equity and high yield financings. He has been a member of the board of Hythiam, Inc. Since June 2004. Mr. Cummins received a B.A. in Economics, magna cum laude, from Middlebury College, where he was honored as a Middlebury College Scholar and is a member of Phi Beta Kappa. He also received an M.B.A. in Finance with honors from The Wharton School at University of Pennsylvania.
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
     Nicholas S. Lewin age 29, has been a private investor since 2000 operating in both the public and private markets. Mr. Lewin has invested across many industries, and throughout the capital structure. He invests in special situations and in companies with innovative technologies and strong intellectual property. Generally, these are activist situations working with management. Representative industries include biotechnology, healthcare, telecom and media. Mr. Lewin sits on the boards of directors of VirnetX and Duramedic, both private companies. He holds a BA from Johns Hopkins University. Paizon Capital, which owns 35,714 shares of our common stock, is wholly-owned by Mr. Lewin’s immediate family members.
     On November 14, 2006, options to purchase 700,000 shares of our common stock were granted to Mr. Peizer for service as Chairman of our board, options to purchase 400,000 shares were granted to Mr. Goldberger for service as our President and Chief Operating Officer, and options to purchase 500,000 shares were granted to Dr. Gura for service as a director. On February 27, 2007 Messrs. Wolf, de Kergrohen and Lewin were granted options to purchase 100,000 shares each of our common stock.
     Each of our directors has entered into our standard form of director Indemnification Agreement for service as directors. There are no family relationships among any of our directors or executive officers.
Chief Financial Officer
     Effective January 2, 2007, Robert S. Stefanovich, age 42, became our interim Chief Financial Officer. From September 2002 through July 2006, Mr. Stefanovich served as Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation, a publicly traded software company. Prior to that, he held several senior positions, including Chief Financial Officer and Secretary of Aethlon Medical Inc., a publicly traded medical device company and Vice President of Administration at SAIC, a Fortune 500 company. Mr. Stefanovich also was a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, California and Frankurt, Germany. He received his Masters of Finance/Accounting and Engineering from University of Darmstadt, Germany.
     There are no family relationships between Mr. Stefanovich and any of our directors or other executive officers, and he has not had a material interest in any of our transactions.
Certifying Accountant
     Effective February 13, 2007, we dismissed Amisano Hanson, Chartered Accountants, and appointed BDO Seidman, LLP as our independent registered public accounting firm.
     The decision regarding the end of the Amisano Hanson engagement and the commencement of the BDO Seidman, LLP engagement was made and approved by the Audit Committee of our Board of Directors after consideration of our current needs and position, including moving our operations from Canada to the United States during 2006, and the interpretation by the staff of the Securities and Exchange Commission interpreting Article 2 of regulation S-X to require the audit report on the financial statements of a registrant that is not a foreign private issuer to be rendered ordinarily by an auditor licensed in the United States.
     Amisano Hanson’s reports on our consolidated financial statements for each of the fiscal years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that they expressed substantial doubt about our ability to continue as a going concern. In connection with the audits of the fiscal years ended December 31, 2005 and 2004 and the interim period through February 13, 2007, there have been no disagreements between us and Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused it to make reference in connection with their opinion to the subject matter of the disagreements.

ITEM 6.     Exhibits.

No.	Description of Exhibit
2.1	Merger Agreement (1)
3.1	Certificate of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1*	Indemnification Agreement for directors (1)
10.2*	Xcorporeal, Inc. 2006 Incentive Compensation Plan (1)
10.3*	Employment Agreement of Daniel S. Goldberger (1)
10.4	License Agreement (1)
10.5	Irrevocable option Agreement
10.6	Contribution Agreement
10.7*	Employment Agreement of Victor Gura, MD (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts, compensatory plans or arrangements.

(1)	Incorporated by reference to exhibit of the same number to quarterly report on Form 10-QSB filed November 17, 2006.

(2)	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 1, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2007	By:	/s/ ROBERT S. STEFANOVICH
Robert S. Stefanovich
Interim Chief Financial Officer (Principal Financial officer and Principal Accounting officer)

II-4