Form 10KSB
period 2006-12-31
XCORPOREAL, INC.
filed 2007-04-16
CIK 1140505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 001-31608
XCORPOREAL, INC.
(Name of small business issuer in its charter)

Delaware	98-0349685

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11150 Santa Monica Blvd., Suite 340	Los Angeles, California 90025

(Address of principal executive offices)	(City, State and Zip Code)
Issuer’s telephone number (310) 484-5668
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common stock, $0.0001 par value per share
(Title of class)
     Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year: $0
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the past 60 days: $26,450,347 as of April 9, 2007
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,200,050 shares of common stock as of April 9, 2007
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Forward Looking Statements
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
     You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	our capital needs and ability to obtain financing

•	our ability to successfully research and develop marketable products

•	our ability to obtain regulatory approval to market and distribute our products

•	anticipated trends and conditions in the industry in which we operate, including regulatory changes

•	general economic conditions

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.
     Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.
     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PART I
Item 1. Description of Business
Business
     Overview
     We are a medical device company actively researching and developing an extra-corporeal platform to perform functions of various human organs. Our prototype systems apply modern electronics and engineering principals to reduce the size, cost and power requirements of conventional extracorporeal therapies including kidney dialysis and ultrafiltration. Our platform may also improve the quality of therapy delivered ultimately leading to better patient outcomes and reduced healthcare costs. The products we plan to bring to market include:
•	Portable kidney dialysis for use in the clinic, hospital, or at home

•	Wearable Arifical Kidney (WAK) for chronic treatment of End Stage Renal Disease (ESRD)

•	Portable ultrafiltration for management of fluid overload in hospital or clinic settings

•	Wearable Ultrafiltration Device (WUD) for chronic treatment of fluid overload.
     We are a development stage company, have been unprofitable since our inception, and will incur substantial additional operating losses for at least the next twelve months as we continue to implement commercial operations and allocate significant and increasing resources to research, development, clinical trials, and other activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we will undertake in the future, and our historical operations and financial information are not indicative of our future operating results, financial condition, or ability to operate profitably as a commercial enterprise.
     Since we began implementing our current business model on August 31, 2006, we have accomplished the following milestones:
•	Raised over $29 million in equity financing

•	Recruited experienced independent board members

•	Recruited top industry management team and scientific staff

•	Advanced the clinical studies for our technology

•	Paid in excess of $1 million in licensed product development expenses.
     For the coming year we plan to test and develop the technology for our extra-corporeal platform and other medical devices. We will also plan our Validation and Verification strategy including bench testing, clinical testing, and regulatory strategy in the US and abroad.
     Some of our products may qualify for the 510(k) regulatory process in the US based on the existence of predicate devices. Other products, for example our Wearable Artificial Kidney and Wearable Ultrafiltration Device are likely to require a full PMA treatment which will be longer and more expensive.
     Product Applications
     Our Wearable Artificial Kidney (WAK) is a breakthrough technology for the chronic treatment of End Stage Renal Disease (ESRD). We have successfully demonstrated a prototype system that weighs less than 6 kg., is battery operated, and can be worn by an ambulatory patient. Our miniature, wearable device will enable continuous (24 x 7) renal replacement therapy on a chronic basis at home. Continuous therapy has previously been shown to reduce mortality, reduce morbidity, and improve quality of life in ESRD patients. Our WAK is the first practical device to provide continuous, chronic therapy, because:

•	Reduced size, weight, and power consumption allows us to deploy a wearable package so that the treatment does not interfere with normal activities of daily life.

•	Reduced fluid requirements make the WAK easy to use for consumers and reduce utility requirements (water, electricity) at home.

•	Novel vascular access makes the WAK safe and effective for home use.
     Packaged differently, the same attributes (portability, size, weight, fluid and power reduction) make the WAK a very attractive alternative to conventional Continuous Renal Replacement Therapy (CRRT) machines for hospitalized patients. Our miniature system can also be configured to treat fluid overload in Congestive Heart Failure (CHF) patients.
     Research and Development
     R&D Team
     We acquired the exclusive license to our platform technology on September 1, 2006, and have commenced planning and implementing our research and development efforts. We have recruited an experienced scientific team to execute our research and development plan. The goals of our research and development efforts will include:
•	Improving the chemicals used in the dialysis process. The current chemicals have been used for decades. We believe new chemicals that last longer and can be used in smaller quantities would further reduce the cost and weight of our product.

•	Developing software to allow physicians to customize the function of the device to meet the specific dialysis needs of each patient.

•	Adapting the extra-corporeal platform technology underlying our Wearable Artificial Kidney to other medical uses. We believe our technology is a platform for a number of other devices that can be used to treat other diseases and will offer substantive value propositions for patients and healthcare providers.

•	Expanding our recruiting and retaining an experienced team of scientists and engineers.
     Clinical Studies
     The feasibility of the WAK prototype was demonstrated in a porcine model during 2004 and 2005. The feasibility of the WAK prototype for treatment of fluid overload in humans was demonstrated by the treatment of six volunteers in Vicenza, Italy in July and August 2006. We demonstrated the feasibility of the WAK prototype for dialysis treatment in humans by the treatment of eight volunteers in London in March 2007. We are planning additional clinical trials over the next few years, culminating in a pivotal study to support a regulatory submission.
     We incurred approximately $1.3 million in research and development expenses for the year ended December 31, 2006 and expect to incur $6.1 million in research and development expenses in 2007. The projected increase is a result of additional headcount in the areas of product development and quality assurance and regulatory affairs, a higher level of third-party consulting activity and related expenses.
     Government Regulation
     US Regulation
     We are subject to extensive government regulation relating to the development and marketing of our products. Due to the relatively early nature of our development efforts, we have not yet confirmed with the FDA its view of the regulatory status of any of our products or which center of the FDA might have primary responsibility for review of the regulatory submissions we intend to make. Depending on the claims made and the FDA’s ruling regarding the regulatory status of each of our products, they may be designated as a device, a biologic or as a combination product. However, we anticipate that regardless of regulatory designation, we will need to conduct clinical studies involving human subjects before being able to market our products in the US.

     To support a regulatory submission, the FDA commonly requires clinical studies to show safety and effectiveness. While we cannot currently state the nature of the studies the FDA may require due to our early stage of product development, it is likely any product we attempt to develop will require time-consuming clinical studies in order to secure approval.
     Outside the US, our ability to market potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities. These foreign regulatory approval processes may involve differing requirements than those of the FDA, but also generally include many, if not all, of the risks associated with the FDA approval process described above, depending on the country involved.
     In the US, medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls, including labeling, pre-market notification and adherence to the FDA’s Good Manufacturing Practices (GMP), Class II devices are subject to general and special controls, including performance standards, post-market surveillance, patient registries and FDA guidelines, and Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, that is, life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices. Because of their breakthrough nature, some of our devices may be considered Class III.
     Before new medical devices such as our products can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the Federal Food, Drug and Cosmetic (FDC) Act. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow us to enter into supply contracts and criminal prosecution. A 510(k) clearance will typically be granted by the FDA, if it can be established that the device is substantially equivalent to a “predicate device,” which is a legally marketed Class I or II device or a pre-amendment Class III device (that is, one that has been marketed since a date prior to May 28, 1976), for which the FDA has not called for pre-market approval (PMA). The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence, which may include a requirement to submit human clinical trial data. It generally takes 4 to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer.
     If clearance or approval is obtained, any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. We will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the U.S. including labeling regulations, GMP requirements, Medical Device Reporting (MDR) regulation which requires a manufacturer to report to the FDA certain types of adverse events involving its products, and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses.
     European Community
     International Organization for Standards (ISO) standards were developed by the European Community (EC) as a tool for companies interested in increasing productivity, decreasing cost and increasing quality. The EC uses ISO standards to provide a universal framework for quality assurance and to ensure the good quality of products and services across borders. The ISO standards (it is now ISO13485) have facilitated trade throughout the EC, and businesses and governments throughout the world are recognizing the benefit of the globally accepted uniform standards. Any manufacturer we utilize for purposes of producing our products (including us, if we manufacture any of our own products) will be required to obtain ISO certification to facilitate the highest quality products and the easiest market entry in cross-border marketing. This will enable us to market our products in all of the member countries of the EC. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the European Economic Area.
     Any medical device that is legally marketed in the US may be exported anywhere in the world without prior FDA notification or approval. The export provisions of the FDC Act apply only to unapproved devices. While FDA does not place any restrictions on the export of these devices, certain countries may require written certification that a firm or its devices are in compliance with US law. In such instances FDA will accommodate US firms by providing a Certificate for Foreign Government. In cases where there are devices which the manufacturer wishes to export during the interim period while their 510(k) submission is under review, exporting may be allowed without prior FDA clearance under certain limited conditions.
     Competition
     We compete directly and indirectly with other biotechnology and healthcare equipment businesses, including those in the dialysis industry. The major competitors for the Xcorporeal platform technology are those companies manufacturing and selling dialysis equipment and supplies. Xcorporeal will compete with these companies in the critical care markets as well as the wearable application markets. In many cases, these competitors are larger and more firmly established than we are. In addition, our competitors have greater marketing and development budgets and greater capital resources than our company. The Wearable Artificial Kidney will also compete with dialysis clinics in treating ESRD patients. We anticipate that some of our primary competitors will be companies such as Baxter, Fresenius, Gambro, NxStage, and Nephros.
     License Agreement
     On September 1, 2006, we entered into the License Agreement pursuant to which we obtained exclusive rights to our technology relating to the treatment of kidney failure and congestive heart failure, with no geographic restrictions, that will last for a period of ninety-nine years or until the expiration of its proprietary rights in each item of intellectual property, if earlier. As consideration for granting the license, we agreed to reimburse designated costs and expenses of our licensor, and pay a minimum royalty of 7% of net sales, with an annual minimum royalty of $250,000.
     Patents and Trademarks
     We have exclusive license rights to two issued US patents, No. 20050101901 “Wearable continuous renal replacement therapy device,” and No. 20040254514 “Wearable ultrafiltration device” from the US Patent & Trademark Office. We also have exclusive rights to a pending application specifically for the pump, the most critical part of all four devices, “Dual-Ventricle Pump Cartridge,” and another proposed patent for “Method For Installing and Servicing a Wearable Continuous Renal Replacement Therapy Device” which is aimed to prevent entry into the wearable device market. We are actively developing our intellectual property, and plan to continually expand our patent portfolio.
     We have pending applications to register our trademarks “Xcorporeal,” “Xcorporeal WUD” and “Xcorporeal WAK.”
     Employees
     We have ten full-time employees, comprised of our President and Chief Operating Officer, Chief Medical and Scientific Officer, Vice President of Quality Assurance and Regulatory Affairs, and seven other personnel in research and development and administration. We also have one full-time contract employee, our Interim Chief Financial Officer. We believe that our employee relations are good.
Business Development
     Formation
     We were incorporated in the State of Nevada as Pacific Spirit Inc. on May 4, 2001 to engage in the acquisition, exploration and development of natural resource properties. On August 31, 2006, we changed our name to Xcorporeal, Inc.
     Contribution and License Agreement
     On August 11, 2006, Consolidated National, LLC (CNL), whose sole managing member is our current Chairman, entered into an Irrevocable Option Agreement with National Quality Care, Inc. (NQCI) following extensive negotiations that commenced in late 2005. There was no pre-existing relationship between NQCI and CNL or their principals.

     On August 31, 2006, we entered into a Contribution Agreement with CNL, giving us the right to enter into a Merger Agreement and a License Agreement with NQCI. We issued 9,600,000 shares of common stock, a 96% voting interest in our company, to CNL in exchange for all of our right, title, and interest to the name “Xcorporeal” and related trademark applications and domain names, and the right to enter into a License Agreement with NQCI. Prior to the August 31, 2006 transaction, we were a shell corporation.
     On September 1, 2006, we entered into a License Agreement with NQCI, pursuant to which we obtained the exclusive rights to the technology relating to our congestive heart failure treatment, kidney failure treatment, and other medical devices. As a result, we have become a developmental stage company focused on researching, developing, and commercializing technology and products related to the treatment of kidney failure and congestive heart failure.
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
     Delaware Reincorporation
     We were incorporated in the State of Nevada as Pacific Spirit Inc. on May 4, 2001 to engage in the acquisition, exploration and development of natural resource properties. On August 31, 2006, we changed our name to Xcorporeal, Inc., and thereafter acquired the rights to our congestive heart failure treatment products, Wearable Artificial Kidney, and other medical devices. As a result, we have become a developmental stage company focused on researching, developing, and commercializing technology and products related to the treatment of kidney failure and congestive heart failure.
     On October 13, 2006, Xcorporeal, Inc., a Nevada corporation (Xcorporeal Nevada), consummated a merger with and into its newly-formed, wholly-owned subsidiary, Xcorporeal Merger Corporation, a Delaware corporation (Xcorporeal Delaware) for the purpose of changing the Company’s domicile from Nevada to Delaware. The reincorporation was approved by all of the stockholders of Xcorporeal Nevada. At the effective time of the reincorporation, Xcorporeal Delaware changed its name to Xcorporeal, Inc., and each outstanding share of Xcorporeal Nevada common stock, par value $0.001 per share, was automatically converted into one share of Xcorporeal Delaware common stock, par value $0.0001 per share. In addition, the number of common and preferred shares authorized was amended to 40,000,000 and 10,000,000, respectively. Each stock certificate representing issued and outstanding shares of Xcorporeal Nevada common stock continues to represent the same number of shares of Xcorporeal Delaware common stock. The substance of each stockholder’s ownership interest will not materially change as a result of the reincorporation. The change in par value has been applied retroactively.
     As a result of the merger, the shares of Xcorporeal Nevada were converted into Xcorporeal Delaware’s common shares of capital stock on a ratio of one to one. Additionally, all warrants and options of Xcorporeal Nevada outstanding at the consummation of the merger were converted into warrants and options of Xcorporeal Delaware on a ratio of one to one.
     Terminated Merger Agreement
     On September 1, 2006, we entered into a Merger Agreement with NQCI which contemplated that we would acquire NQCI as a wholly owned subsidiary pursuant to a triangular merger, or we would issue to NQCI shares of our common stock in consideration of the assignment of the technology relating to our Wearable Artificial Kidney and other medical devices.
     The merger was not consummated, and the Merger Agreement expired by its own terms on December 31, 2006. In addition, on December 29, 2006, NQCI served written notice that it was terminating the Merger Agreement, and on January 2, 2006, we consented to the termination. Accordingly, the Merger Agreement is now terminated. We will not be proceeding with any merger with NQCI. The termination of the Merger Agreement had no effect on the License Agreement, the Contribution Agreement, or the shares we issued to CNL.
Reports to Security Holders
     We will send an annual report including audited financial statements to all of our stockholders of record. Anyone may obtain a copy of our annual report without charge by writing us at: Investor Relations, Xcorporeal, Inc, 11150 Santa Monica Blvd., Suite 340, Los Angeles, California 90025.
     We file reports with the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934, as amended, , including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy statements and other information.
     The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.
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

     Our success will depend largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and we cannot guarantee that we will be able to attract and retain the necessary staff. The loss of members of managerial, sales or scientific staff could have a material adverse effect on our future operations and on successful development of products for our target markets. The failure to maintain our management, particularly our President and Chief Operating Officer and our Chief Medical and Scientific Officer, and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations. Although we intend to provide incentive compensation to attract and retain our key personnel, we cannot guarantee that these efforts will be successful.
     We will need to expand our finance, administrative, product development, sales and marketing, and operations staff. There are no assurances that we will be able to make such hires. In addition, we may be required to enter into relationships with various strategic partners and other third parties necessary to our business. Planned personnel may not be adequate to support our future operations, management may not be able to hire, train, retain, motivate and manage required personnel or management may not be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. If we fail to manage our growth effectively, it could have a material adverse effect on our business, results of operations and financial condition.
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
Material weaknesses in our internal control over financial reporting may make it difficult to accurately evaluate our results of operations and financial condition
     In our amended quarterly report for the quarterly period ending September 30, 2006 and this annual report, we are reporting material weaknesses in the effectiveness of our internal controls over financial reporting related to the application of generally accepted accounting principles arising from (a) our accounting for the transaction by which we ceased to be a shell corporation, (b) the assumptions used in estimating the fair value of warrants issued to consultants, (c) our accounting for research, development and other expenses incurred pursuant to the License Agreement, and (d) the calculation of the weighted average number of share outstanding. Despite our substantial efforts to ensure the integrity of our financial reporting process, we cannot guarantee that we will not identify additional weaknesses as we continue to work with the new systems that we have implemented. Any continuing material weaknesses in our internal control over financial reporting could result in errors in our financial statements, which could erode market confidence in our company, and make it more difficult to raise needed additional funds, and adversely affect the market price of our common stock, if such a market ever develops.
An unfavorable result in the pending arbitration could have a material adverse effect on our business.
     We consider the protection of our proprietary technology for treatment of kidney failure and congestive heart failure to be critical to our business prospects. We obtained the rights to some of our most significant patented and patent-pending technologies through a License Agreement with National Quality Care, Inc. (NQCI). On December 1, 2006 we initiated arbitration against NQCI for failure to fully perform its obligations under our License Agreement. NQCI has filed counterclaims seeking to invalidate the License Agreement and claiming monetary damages against us. If NQCI were to prevail on some or all of its claims, we could be prevented from using some or all of the patented technology we licensed from it. That could significantly impact our ability to use and develop our technologies, which would have a material adverse effect on our business and results of operations.
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
Product liability claims could adversely affect our results of operations
     The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. In an effort to minimize our liability we purchase product liability insurance coverage. In the future we may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for mandatory damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.
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
     As of December 31, 2006, Consolidated National, LLC (CNL), a limited liability company whose managing member is our Chairman, directly owned 9,600,000 shares, which represent 68% of our 14,200,050 shares of outstanding common stock as of April 9, 2007. As a result, CNL presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial stockholder’s interest is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.
     In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in our control.
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
Item 2: Description of Property
Description of Real Estate
     We currently lease approximately 3,000 square feet of office space located at 11150 Santa Monica Blvd., Suite 340, Los Angeles, California 90025, for monthly rent of approximately $11,000 under a lease expiring February 2, 2008. We also lease approximately 600 square feet of laboratory space located at Cedars-Sinai Medical Center, 8700 Beverly Blvd. Los Angeles, CA 90048 for monthly rent of approximately $4,200 under a month-to-month lease. All of the space is in good condition and we expect it to remain suitable to meet our needs for the foreseeable future. At December 31, 2006, in addition to the laboratory space described above, we occupied medical office space subleased from a related party at $1,400 per month for a 4-month period at the end of 2006.
Investment Policies
     We plan on investing our cash in short term high grade commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We will classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values and are classified as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At December 31, 2006, all of our cash was held in money market accounts.
Item 3: Legal Proceedings
     On December 1, 2006, we initiated arbitration against National Quality Care, Inc. (NQCI) for its failure to fully perform its obligations under our License Agreement. On December 29, 2006, NQCI filed suit against us in Los Angeles County Superior Court entitled National Quality Care, Inc. v. Victor Gura, M.D., et al., Case No. BC364140. We do not believe there is any reasonable likelihood that NQCI can prevail on its claims. On January 5, 2007, we filed a petition to compel arbitration, and NQCI subsequently stipulated to resolve all claims in the pending arbitration. On March 20, 2007, the lawsuit was dismissed without prejudice.
Item 4: Submission of Matters to a Vote of Security Holders
     On October 13, 2006, our stockholders approved our reincorporation to Delaware, and adoption of our 2006 Incentive Compensation Plan by unanimous written consent.
     On November 17, 2006, our stockholders elected Marc Cummins, Dr. Hervé de Kergrohen, and Jay Wolf as directors, and approved an increase in the shares available under our Plan by unanimous written consent.

PART II
Item 5: Market for Common Equity and Related Stockholder Maters
Market Information
     There is currently no public trading market for our common stock. At April 9, 2007, our common stock was held of record by approximately 100 stockholders.
Dividends
     We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.
Securities Authorized For Issuance Under Equity Compensation Plans
     The following table provides information about our common stock that may be issued upon the exercise of equity instruments under all of our existing equity compensation plans as of December 31, 2006:

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,600,000	$5.00	400,000
Equity compensation plans not approved by security holders	—	—	—

Totals	1,600,000	5.00	400,000

     On February 27, 2007, our board of directors approved an amendment to the 2006 Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance under the plan from 2,000,000 to 3,900,000. The amendment was previously approved by our stockholders.
Item 6: Management’s Discussion and Analysis or Plan of Operation
Plan of Operation
     Liquidity and Capital Resources
     We expect to incur operating losses and negative cash flows for the foreseeable future. During the fourth quarter of 2006 we raised approximately $27.3 million (net of placement fees of $2.1 million) through a private placement. Our ability to execute on our current business plan is dependent upon our ability to develop and market our products, and, ultimately, to generate revenue.
     As of December 31, 2006, we had net cash on hand of approximately $27.4 million. We are expending cash at a rate of approximately $0.8 million per month, and at present rates can satisfy our cash requirements for approximately three years. At present rates, we will not have to raise additional funds in the next twelve months.

     Research and Development
     For the coming year we plan to test and develop the technology pursuant to our exclusive license to our Wearable Artificial Kidney (WAK) and other medical devices.
     We acquired the exclusive license to our platform technology on September 1, 2006, and have commenced planning and implementing our research and development efforts. One version of our technology platform is the Wearable Ultrafiltration Device (WUD) for treatment of Congestive Heart Failure (CHF). The WUD is composed of three subsystems:
1.	The disposable blood circuit which will be replaced once or twice per week at the hospital by personnel trained in sterile technique.

2.	The disposable ultrafiltration circuit and collection bag which will be emptied by the patient periodically.

3.	The durable pumps, sensors, and electronic systems which will be packaged in a wearable harness.
     Another version of our technology platform is called the Wearable Artificial Kidney (WAK) for treatment of End Stage Renal Disease (ESRD). The WAK is composed of three subsystems:
1.	The disposable blood circuit which will be replaced once or twice per week at the dialysis clinic by personnel trained in sterile technique.

2.	The disposable dialysate circuit and regeneration system which will be replaced once or twice per day by the dialysis patient at home.

3.	The durable pumps and electronic systems which will be packaged in a wearable harness.
     As of December 31, 2006; Xcorporeal employed a small team of scientists under the direction of Dr. Victor Gura. During 2007, Xcorporeal will recruit an interdisciplinary team of scientists, engineers, and clinical trial professionals. This larger staff will be responsible for designing and building improved versions of the WUD and WAK. Among other things, our research and development efforts will include:
•	Integrating the pumps, electronics, sensor systems, and power supply into a smaller, lighter, more reliable package suitable for manufacturing.

•	Packaging the durable and disposable components ergonomically and protecting the device from environmental interferences (temperature, moisture).

•	Refining the vascular access of the disposable blood circuit.

•	Refining the anticoagulation strategy of the disposable blood circuit.

•	Evaluation and selection of a dialyzer consistent with our ergonomic package and suitable for manufacturing.

•	Optimization and refinement of the dialysate regenerating system. Investigation of new chemistries that could reduce the size, weight and/or cost of the regenerating system.

•	Development of sensor systems and software to identify and manage fault conditions.

•	Optimization and refinement of the battery power system and overall operating characteristics.

•	Refinement of the sterilization process and validation for the disposable subsystems.

•	System integration of all of the above elements.

•	Verification and Validation of the safety and functionality of the resulting devices.
     Clinical Studies
The feasibility of the WAK prototype was demonstrated in a porcine model during 2004 and 2005. The feasibility of the WUD prototype for treatment of fluid overload in humans was demonstrated in six volunteers in Vicenza, Italy in the summer of 2006. We demonstrated the feasibility of the WAK prototype for dialysis treatment in humans in eight volunteers in London in March 2007. We are planning additional clinical trials over the next few years, culminating in a pivotal study to support a regulatory submission.
     Employees
     We will continue to hire personnel as our business and research expands. At December 31, 2006, we had seven full-time employees. During 2007 we plan to add additional employees, particularly in the areas of product development, regulatory affairs, and quality assurance. Our headcount is expected to exceed 15 employees by the end of the year. We also utilize, whenever appropriate, contract and part-time professionals in order to conserve cash and resources.
Management’s Discussion and Analysis
     Results of Operations for the years ended December 31, 2006 and 2005
     We have not generated any revenues since inception. We incurred a net loss of $4,380,212 for the year ended December 31, 2006, compared to net loss of $35,753 for the year ended December 31, 2005. The increase in net loss was primarily due to professional fees and salaries, and payment of reimbursed expenses under our License Agreement during the fourth quarter of 2006. At December 31, 2006, we had working capital of $25,397,733, compared to negative working capital of $(52,557) at the beginning of the year. At December 31, 2006, our total assets were $27,535,543, which consisted primarily of cash from the sale of our common stock. We had no assets at the beginning of the year.
     Off-Balance Sheet Arrangements
     As of December 31, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.
     Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as described in Item 3. Legal Proceedings, as of the date of this report we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. (SFAS) No. 123-R , Share-Based Payment. SFAS 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. At December 31, 2006, warrants to purchase our common stock were issued to consultants, and options to purchase our common stock were granted to employees and directors.
     The fair value of all share purchase options and warrants granted to employees are expensed over their vesting period with a corresponding increase to Additional Paid in Capital. Upon exercise of share purchase options and warrants, the consideration paid by the option holder is recorded as an increase to share capital.
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
     Recent Accounting Pronouncements
     In July 2006, the FASB released FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We are currently in the process of evaluating the expected effect of SFAS 157 on our results of operations and financial position.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities”. SFAS 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply to provision of FASB Statement No. 157, “Fair Value Measurements.” We are currently evaluating the impact that the adoption of SFAS 159 will have on our financial statements.
     In December 2006, the FASB issued FSP 00-19-2, Accounting for Registration Payment Arrangements, which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangement and related financial instruments entered into prior to December 21, 2006, FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative- effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP 00-19-2 is adopted. The adoption of FSP 00-19-2 during the fourth quarter of 2006 did not have any affect on our financial position and results of operations.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB) 108 (Topic 1N), “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach that considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have any effect on our financial position and results of operations.

Item 7: Financial Statements
CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	22

FINANCIAL STATEMENTS

BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005	23

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005, AND THE PERIOD FROM INCEPTION (MAY 4, 2001) TO DECEMBER 31, 2006	24

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005, AND THE PERIOD FROM INCEPTION (MAY 4, 2001) TO DECEMBER 31, 2006	25

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005, AND THE PERIOD FROM INCEPTION (MAY 4, 2001) TO DECEMBER 31, 2006	26

NOTES TO FINANCIAL STATEMENTS	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Xcorporeal Inc.
(a development stage company)
(formerly Pacific Spirit, Inc.)
Santa Monica, California
We have audited the accompanying balance sheet of Xcorporeal Inc., a development stage company as of December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and the period from inception (May 4, 2001) to December 31, 2006, except that we did not audit these financial statements for the period from inception (May 4, 2001) through December 31, 2005; those statements were audited by other auditors whose report dated February 2, 2006, except as to Note 4 in the 2005 financial statements which was as of March 10, 2006, expressed a going concern opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Xcorporeal Inc. at December 31, 2006 and the period from inception (May 4, 2001) through December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As more fully described in Note 1 to the financial statements, effective January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
Los Angeles, California
April 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders,
Xcorporeal, Inc. (formerly Pacific Spirit Inc.)
We have audited the accompanying balance sheet of Xcorporeal, Inc. (formerly Pacific Spirit Inc.) (A Pre-exploration Stage Company) as of December 31, 2005 and the related statements of operations, cash flows and stockholders’ equity (deficiency) for the year ended December 31, 2005 and the period May 4, 2001 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Xcorporeal, Inc. (formerly Pacific Spirit Inc.) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and the period May 4, 2001 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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

Vancouver, Canada
February 2, 2006, except as to Note 4	“AMISANO HANSON”
which is as of March 10, 2006	Chartered Accountants

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
BALANCE SHEETS

	Years ended
	December 31,
	2006	2005
ASSETS
Current
Cash	$27,440,987	$—
Prepaids	70,850	—
Other current assets	19,378	—

Total current assets	27,531,215	—

Property and equipment, net	3,328	—

Other assets	1,000	—

Total Assets	27,535,543	—

LIABILITIES
Current
Accounts payable	143,606	—
Accrued placement agent fees	1,348,470	—
Accrued professional fees	312,208	—
Accrued other liabilities	204,522	18,330
Due to related party	—	34,227
Other current liabilities	124,676	—

Total Current Liabilities	2,133,482	52,557

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 40,000,000 shares authorized, 14,200,050 and 3,820,000 outstanding on December 31, 2006 and 2005, respectively	1,420	382
Additional paid-in capital	29,924,410	90,618
Deficit accumulated during the development stage	(4,523,769)	(143,557)

Total Stockholders’ Equity/(Deficiency)	25,402,061	(52,557)

Total Liabilities & Stockholders’ Equity	$27,535,543	$—

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
STATEMENTS OF OPERATIONS

			May 4, 2001 (Date
	Years ended		of Inception) to
	December 31,		December 31,
	2006	2005	2006
Operating Expenses:
Selling, general and administrative	$3,174,995	$35,753	$3,318,652
Research and development	1,287,322	—	1,287,322
Depreciation	95	—	95

Loss before Other Income and Income Tax	(4,462,412)	(35,753)	(4,606,069)

Interest Income	82,200	—	82,300

Loss before income taxes	(4,380,212)	(35,753)	(4,523,769)

Income taxes	—	—	—

Net Loss	$(4,380,212)	$(35,753)	$(4,523,769)

Basic and diluted loss per share	$(0.67)	$(0.01)

Weighted average number of shares outstanding	6,542,312	3,820,000
See accompanying notes to the financial statements

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period May 4, 2001 (Inception) to December 31, 2006

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Common stock issued for cash at $0.01 per share	2,500,000	$250	$24,750		$25,000
Net Loss for the year ended December 31, 2001				$(40,255)	(40,255)

Balance as of December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)

Common stock issued for cash at $0.05 per share	1,320,000	132	65,868		66,000
Net Loss for the year ended December 31, 2002				(31,249)	(31,249)

Balance as of December 31, 2002	3,820,000	382	90,618	(71,504)	19,496

Net Loss for the year ended December 31, 2003				(12,962)	(12,962)

Balance as of December 31, 2003	3,820,000	382	90,618	(84,466)	6,534

Net Loss for the year ended December 31, 2004				(23,338)	(23,338)

Balance as of December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)

Net Loss for the year ended December 31, 2005				(35,753)	(35,753)

Balance as of December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)

Common stock issued for licence rights	9,600,000	960	40		1,000
Capital stock cancelled	(3,420,000)	(342)	342		—
Warrants granted for consulting fees			2,162,611		2,162,611
Forgiveness of debt			64,620		64,620

Common stock issued for cash at $7.00, net of placement fees of $2,058,024	4,200,050	420	27,341,928		27,342,348
Stock-based compensation expense			264,251		264,251
Net loss for the period				(4,380,212)	(4,380,212)

Balance as of December 31, 2006	14,200,050	$1,420	$29,924,410	$(4,523,769)	$25,402,061

See accompanying notes to the financial statements

XCORPOREAL, INC.
(formerly Pacific Spirit Inc.)
(a Development Stage Company)
STATEMENTS OF CASH FLOWS

			May 4, 2001 (Date
	Years ended		of Inception) to
	December 31,		December 31,
	2006	2005	2006
Cash flows used in operating activities
Net Loss for the Period	$(4,380,212)	$(35,753)	$(4,523,769)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-employee Stock Based Compensation	2,162,611		2,162,611
Stock Based Compensation	264,251		264,251
Depreciation	95		95
Net Change in assets and liabilities:
Prepaid Expenses	(70,850)	800	(70,850)
Other Current Assets	(19,378)		(19,378)
Other Assets	(1,000)		(1,000)
Accounts Payable and Accrued Liabilities	1,990,475	5,826	2,008,805
Other Current Liabilities	124,676		124,676

Net Cash Provided by (Used in) Operating Activities	70,668	(29,127)	(54,559)

Cash Flows from Investing Activities
Capital Expenditures	(3,423)	—	(3,423)

Net Cash Used in Investing Activities	(3,423)	—	(3,423)

Cash Flows from Financing Activities
Capital Stock issued in Private Placement for $29,400,351 in cash; fees of $2,057,002	27,343,349	—	27,434,349
Advances from related party	30,393	28,551	64,620

Net Cash Provided by Financing Activities	27,373,742	28,551	27,498,969

Increase/(decrease) in cash during the period	27,440,987	(576)	27,440,987
Cash, beginning of the period	—	576

Cash, end of the period	$27,440,987	$—	$27,440,987

Supplemental disclosure of cash flow information; cash paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

See accompanying notes to the financial statements

XCORPOREAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
1. NATURE OF OPERATIONS
     We were incorporated in the State of Nevada as Pacific Spirit Inc. on May 4, 2001 to engage in the acquisition, exploration and development of natural resource properties. On August 31, 2006, we changed our name to Xcorporeal, Inc. and thereafter acquired the rights to our Wearable Artificial Kidney, congestive heart failure treatment products, and other medical devices. As a result, we transitioned to a development stage company focused on researching, developing and commercializing technology and products related to the treatment of kidney failure and congestive heart failure.
     On October 13, 2006, Xcorporeal, Inc., a Nevada corporation (Xcorporeal Nevada), consummated a merger with and into its newly-formed, wholly-owned subsidiary, Xcorporeal Merger Corporation, a Delaware corporation (Xcorporeal Delaware) for the purpose of changing the Company’s domicile from Nevada to Delaware. Each outstanding share of Xcorporeal Nevada common stock, par value $0.001 per share, was automatically converted into one share of Xcorporeal Delaware common stock, par value $0.0001 per share. The change in par value has been applied retroactively. As a result of the reincorporation, the total number of common stock authorized changed from 100,000,000 shares to 40,000,000 common shares; the total number of preferred stock authorized remained at 10,000,000 shares, resulting in a total number of capital stock authorized of 50,000,000 shares.
     The financial statements as of December 31, 2005, have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give affect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. The Company has a working capital deficiency of $52,557 and as at December 31, 2005, has not yet attained profitable operations and has accumulated a deficit of $143,557 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.
2. DEVELOPMENT STAGE COMPANY
     We were previously a pre-exploration stage company as defined in the Statement of Financial Accounting Standards (“SFAS”) No. 7 and the Securities and Exchange Act Guide No. 7. Effective with the execution of the license agreement on August 31, 2006, we are a development stage company, devoting substantially all of our efforts to the research, development and commercialization of kidney and congestive heart failure treatment technologies.
     Risks and Uncertainties— We operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.
3. SUMMARY OF ACCOUNTING POLICIES
     Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months.
     Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization, which are calculated using the straight-line method over the shorter of the estimated useful lives of the related assets (generally ranging from three to five years), or the remaining lease term when applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the book value of the disposed assets and the proceeds received upon disposal. There were no gains or losses on disposals from inception through the end of 2006. Expenditures for replacements and leasehold improvements are capitalized, while expenditures for maintenance and repairs are expensed as incurred.
     Identifiable Intangibles and Amortization — Costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over the shorter of their estimated useful lives or their legal lives of 17 to 20 years. Amortization of such costs begins once the patent or trademark has been issued. We evaluate the recoverability of our patent costs and trademarks quarterly based on estimated undiscounted future cash flows.

     Research and Development — Research and development is expensed as incurred. Upfront and milestone payments made to third parties in connection with research and development collaborations prior to regulatory approval are expensed as incurred. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the shorter of the remaining license or product patent life. At December 31, 2006, the Company had no such capitalized research and development costs.
     Income Taxes — Under SFAS 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements and their respective tax basis. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carry-forwards. We record a valuation allowance for deferred tax assets when, based on management’s best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.
     Earnings per Share — Under SFAS 128, “Earnings per Share,” basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As the Company had net losses for all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be anti-dilutive.
     Share-Based Compensation — Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment (“FAS 123R”) (see Note 14). FAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under FASB Statement No. 123, Accounting for Stock-Based Compensation. We continue to use the Black-Scholes valuation method and applied the requirements of FAS 123R using the modified prospective method. Prior to January 1, 2006, there was no share-based compensation expense.
     Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation, acquisitions and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
     Reclassifications — Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
Recently Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply to provision of FASB Statement No. 157, “Fair Value Measurements.” We are

currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.
     In December 2006, the FASB issued FSP 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangement and related financial instruments entered into prior to December 21, 2006, FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP 00-19-2 is adopted. We have early adopted FSP 00-19-2 in 2006. There was no impact on our financial statements upon adoption.
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning January 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB) 108 (Topic 1N), “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements,”. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach that considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us would be our current fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have any effect on our financial position and results of operations.
     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 which for us would be our fiscal year beginning on August 1, 2007. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements but do not believe that its adoption will have a material effect on our financial position or results of operations.

4. MINERAL PROPERTY
     By a lease agreement effective June 1, 2001 and amended June 25, 2002, November 25, 2002, January 9, 2004 and April 11, 2005, the Company was granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County of the State of Nevada. The term of this lease was for 30 years, renewable for an additional 30 years so long as the conditions of the lease are met. The Company was required to pay minimum advanced royalties payments on each January 9 of $50,000. The Company did not make the payment which triggered an event of default under the lease. On March 10, 2006, the Company received a termination notice and the lease was subsequently terminated.
5. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following at December 31, 2006:

Furniture and office equipment	$3,423
Accumulated depreciation	(95)

Property and equipment, net	$3,328

     Depreciation expense for the years ended December 31, 2006 and 2005 was $95 and $0, respectively.
6. INTEREST INCOME
     Interest income of $82,200 reported for the year ended December 31, 2006 is a result of the interest earned on our cash raised from our private placement as further described in Note 14 below.
7. LEASES
     During 2006 we assumed a month-to-month lease for our research lab at Cedars-Sinai Medical Center at a rate of $4,191 per month. In addition, as part of our License Agreement (see Note 12. License Agreement) we reimbursed our licensor for rent for medical office space for a three month period through November 30, 2006 at $1,400 per month. NQCI subleased this space from a related party of ours. We paid the $1,400 per month rent for December 2006 and January 2007 directly to the related party.
8. LICENSE EXPENSES
     As part of our License Agreement with National Quality Care, Inc. (NQCI) dated September 1, 2006, we agreed to pay reasonable and necessary expenses incurred in the ordinary course of business consistent with past practices, during the period September 1, 2006 until the date of closing or termination of the Merger Agreement, which occurred on December 31, 2006.
     During 2006, we paid $1,182,359 on three invoices totaling $1,478,516 and the disputed balance is included under the caption ‘Other current liabilities’ in the accompanying balance sheet as of December 31, 2006.
9. NON-CASH TRANSACTIONS
     Investing and financing activities during the year ended December 31, 2006 that do not have a direct impact on current cash flows have been excluded from the statements of cash flows as follows:
     a) We cancelled 3,420,000 shares of common stock.
     b) We issued 9,600,000 shares of common stock to acquire the right, title and interest to the name “Xcorporeal,” related trademarks and domain names, and the right to enter into the License Agreement to obtain the rights to technology relating to congestive heart and kidney failure treatment and other devices. The value of the stock was recorded at $1,000, the carryover basis of our 96% stockholder immediately following the transaction.
     c) A former director of the Company forgave $64,620 of unpaid advances and management fees.
     There were no non-cash transactions during the year ended December 31, 2005.

10. LOSS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted loss per common share:

	Years ended
	December 31,
	2006	2005
Numerator:

Net Loss	$(4,380,212)	$(35,753)

Denominator:
Weighted average outsanting shares of common stock	6,542,312	3,820,000

Loss per common share:

Basic	$(0.67)	$(0.01)

Diluted	$(0.67)	$(0.01)

     Diluted loss per common share for the years ended December 31, 2006 and 2005 does not include the effect of stock options and warrants (see Note 15. Stock Options and Warrants to Non-Employees) since their effect would be anti-dilutive. Options and warrants outstanding at December 31, 2006 and 2005 were approximately 1.9 million and nil, respectively.
11. INCOME TAXES
The (benefit) provision for taxes on income from continuing operations is comprised of the following for the years ended December 31:

	2006	2005
Current:
Federal	$—	$—
State	—	—

	—	—
Deferred:
Federal	—	—
State	—	—

	—	—

Total	$—	$—

The reported (benefit) provision for taxes on income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the years ended December 31:

	2006 (%)	2005 (%)
Income tax benefit at statutory rate	(34.00)	(34.00)
State taxes, net of federal benefits	(5.83)	(5.83)
Research and development credits	(3.92)	—
Change in valuation allowance	43.75	39.83

Total	—	—

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences at December 31 are as follows:

	2006	2005
Net operating loss carryforwards	$778,063	$39,238
Tax credits	171,690	—
Deferred Stock Based compensation	966,726	—

Deferred tax assets	1,916,479	39,238
Valuation allowance	(1,916,479)	(39,238)

Net deferred tax liability	$(0)	$(0)

Based upon the Company’s development stage status and history of operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

The valuation allowance had an increase of $1.8 million and $0.04 million in 2006 and 2005, respectively.

At December 31, 2006, the Company has net operating loss carry forwards for federal and state income tax purposes of approximately $1.9 million which begin to expire in 2026 and 2021, respectively. In addition, the Company has research and development and other tax credits for federal and state income tax purposes of approximately $83,676 and $88,014, respectively. The federal credits begin to expire in 2026 and state credits do not expire for California purposes.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses (“NOL”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). The Company is currently evaluating the effect of the recent stock issuances on its ability to utilize its NOL or credit carryovers.
12. LICENSE AGREEMENT
     On August 31, 2006, we entered into a Contribution Agreement with a company whose sole managing member is our current Chairman. We issued 9,600,000 shares of common stock in exchange for (a) the right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into the Merger Agreement and License Agreement dated September 1, 2006 pursuant to which we obtained the exclusive rights to the technology relating to our congestive heart failure treatment, kidney failure treatment, and other medical devices. We were a shell corporation prior to the transaction. We valued the License Agreement at the carry-over basis of $1,000. As consideration for being granted the License, we agreed to pay a minimum annual royalty of $250,000, or 7% of net sales. We recorded $83,300 in royalty expenses covering the minimum royalties from commencement of the License Agreement through December 31, 2006. The first minimum royalty payment is due by December 1, 2007. The License Agreement expires in 2105.
13. TERMINATED MERGER AGREEMENT
     On September 1, 2006, we entered into a Merger Agreement with our licensor, NQCI, which contemplated that we would either (i) acquire it as a wholly owned subsidiary pursuant to a triangular merger, or (ii) issue shares of our common stock in consideration of the assignment of the licensed technology. The Merger Agreement expired by its own terms on December 31, 2006. In addition, on December 29, 2006, NQCI served written notice that it was terminating the Merger Agreement, and on January 2, 2006, we consented to the termination. Accordingly, the Merger Agreement is now terminated. We will not be proceeding with any merger with NQCI. The termination of the Merger Agreement had no effect on the License Agreement, the Contribution Agreement, or the shares we issued to CNL.
14. STOCKHOLDERS’ EQUITY

     During the fourth quarter of 2006, we completed a private placement of an aggregate of 4,200,050 unregistered shares of our common stock. Our shares were issued to approximately 100 institutional and accredited investors, priced at $7.00 per share, for proceeds of approximately $27.3 million, net of placement agent fees of $2.1 million. Purchasers included affiliates of our board members Marc Cummins, Nicholas Lewin and Jay Wolf. We accounted for the placement agent fees as a reduction in the gross proceeds of the private placement and a credit to additional paid-in capital. In addition, we issued 3-year warrants to purchase 100,000 and 29,221 shares of our common stock to two placement agents at $7.00 and $7.25 per share (“Placement Agent Warrants”), respectively. The fair value of the Placement Agent Warrants issued is $615,810 and was determined using the Black-Scholes option-pricing model with the following assumptions: Annual dividends - zero, expected volatility – 110%, risk free interest rate – 4.6%, expected life – 3 years.
     On August 31, 2006, we issued immediately-exercisable, five-year warrants to purchase an aggregate of 325,000 shares of common stock (see Note 15. Stock Options and Warrants). The fair value for the consulting services provided of approximately $2,162,611 was recorded as a credit to additional paid-in capital and a debit to selling, general and administrative expenses.
     The private placement was exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended, as a transaction not involving a public offering. We entered into registration rights agreements with each of the purchasers, obligating us to use best efforts to file a registration statement covering the purchased shares. We filed a registration statement on Form S-3 with the SEC on December 22, 2006 to register the common stock issued under this transaction. In response to correspondence from the staff of the SEC dated January 18, 2007, we filed a registration withdrawal request with the SEC on January 31, 2007 to withdraw the registration statement on Form S-3 previously filed until such time as our common stock is quoted on the Over-the-Counter Bulletin Board administered by Nasdaq or other exchange.
15. STOCK OPTIONS AND WARRANTS
     Incentive Compensation Plan
     On October 13, 2006, our Board of Directors and stockholders unanimously approved the Xcorporeal, Inc. 2006 Incentive Compensation Plan and the related form of option agreement. The plan authorizes the grant of stock options, restricted stock, restricted stock units and stock appreciation rights. As of December 31, 2006, there were 2,000,000 shares of common stock reserved for issuance pursuant to the plan, subject to adjustment in accordance with the provisions of the plan. The purpose of the plan is to assist us in attracting, motivating, retaining and rewarding high-quality employees, officers, directors and consultants.
     Stock Options
     The Compensation Committee of our Board of Directors determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period. Options generally vest over five years and have a maximum life of ten years. On November 14, 2006, we granted options to purchase an aggregate of 1.6 million shares of our common stock under the 2006 Incentive Compensation Plan to two officers and the chairman of the Company. The options vest ratably over 5 years, are exercisable at $5.00 per share and expire between 2011 and 2016. No options were granted during the year ended December 31, 2005. We reported $264,251 in stock-based compensation expense during the year ended December 31, 2006. No stock-based compensation expense was reported for the year ended December 31, 2005.
     All compensation expense for stock options granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the years ended December 31,
	2006	2005
Annual dividends	zero	—
Expected volatility	110–135%	—
Risk free interest rate	4.57–4.60%	—
Expected life	5–10 years	—
     In addition, our Chief Medical and Scientific Officer will also be granted options to purchase an additional 500,000 shares of our common stock upon FDA approval of our first product.
     Warrants
     On August 31, 2006, we issued immediately-exercisable, five-year warrants to purchase an aggregate of 325,000 shares of common stock at $1.00 per share to consultants in exchange for services performed during the third quarter of 2006. The fair value of the services provided was calculated using the Black-Scholes pricing model and approximated $2,162,611. In addition, we issued 3-year warrants to purchase 100,000 and 29,221 shares of our common stock to two placement agents at $7.00 and $7.25 per share (“Placement Agent Warrants”), respectively. The fair value of the Placement Agent Warrants issued is $615,810 and was also determined using the Black-Scholes option-pricing model. No warrants were granted during the year ended December 31, 2005.
     Compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, compensation expense is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.
     For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by Financial Accounting and Standards Board (“FASB”) Emerging Issues Task Force No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.” Non-vested options and warrants issued for services performed are marked to market monthly.
     All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the years ended December 31,
	2006	2005
Annual dividends	zero	—
Expected volatility	110–120%	—
Risk free interest rate	4.60–4.70%	—
Expected life	3–5 years	—
     The following tables summarize information concerning outstanding options at December 31, 2006 and 2005:

Weighted
Average
Exercise
	Stock Options	Price
Outstanding at December 31, 2004	—	—
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—

Outstanding at December 31, 2005	—	—

Granted	1,600,000	$5.00
Exercised	—	—
Cancelled or forfeited	—	—

Outstanding at December 31, 2006	1,600,000	$5.00

Exercisable at December 31, 2005	—	—

Exercisable at December 31, 2006	—	—

The following tables summarize information concerning outstanding warrants at December 31, 2006 and 2005:

Weighted
Average
Exercise
	Warrants	Price
Outstanding at December 31, 2004	—	—
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—

Outstanding at December 31, 2005	—	—

Granted	454,221	$2.72
Exercised	—	—
Cancelled or forfeited	—	—

Outstanding at December 31, 2006	454,221	$2.72

Exercisable at December 31, 2005	—	—

Exercisable at December 31, 2006	454,221	$2.72

     The weighted average grant-date estimated fair value of stock options granted in 2005 and 2006 approximated nil and $10.3 million or $6.42 per share, respectively. The weighted average grant-date estimated fair value of warrants granted in 2005 and 2006 approximated nil and $2.8 million or $6.11 per share, respectively. At December 31, 2006, the unamortized compensation charges related to outstanding stock options were $10.0 million. There were no unamortized compensation charges related to warrants at December 31, 2006. No stock options or warrants were exercised during the two years ended December 31, 2006.

Stock
Options
Outstanding at December 31, 2005	—

Granted	1,600,000
Exercised	—
Cancelled or forfeited	—

Outstanding at December 31, 2006	1,600,000

     The weighted average remaining contractual life of the warrants that are exercisable as of December 31, 2006 approximates 4.18 years. No stock options were exercisable as of December 31, 2006.
16. RELATED PARTY TRANSACTIONS
     We were charged the following by a former director:

			May 2, 2001
			(Date of
	Year ended		Inception) to
	December 31,		December 31,
	2006	2005	2006
Administrative services	$3,000	$9,000	$12,000
     We owed $64,620 to related party at August 31, 2006, a director as of that date, consisting of unpaid advances and management fees. This amount was forgiven by the former director, who was no longer a shareholder as of the sale of his common stock on August 31, 2006. The debt forgiveness was accounted for as an Addition to Paid in Capital.
17. SUBSEQUENT EVENTS (unaudited)
     Amendment of the 2006 Incentive Compensation Plan
     On February 27, 2007, our board of directors approved an amendment to the 2006 Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance under the plan from 2,000,000 to 3,900,000. The amendment was previously approved by our stockholders.
     Issuance of Stock Options and Warrants
     Also on February 27, 2007, the board of directors approved the issuance of options and warrants to directors, officers, other employees and consultants to purchase a total of 1,035,000 and 225,000, respectively, of our common stock. The options will vest 20% on each of the first, second, third, fourth and fifth anniversaries and expire five years from the grant date. The warrants have a 5-year term and vest immediately.
     Lease for Corporate Headquarters
     Effective February 2, 2007, we entered into a one-year lease for our executive offices of approximately 3,000 square feet for monthly rent of approximately $11,000 per month.

Item 8. Changes In and Disagreements With Accountant on Accounting and Financial Disclosure
     Change in the Company’s Certifying Accountant
     Effective February 13, 2007, the Company dismissed Amisano Hanson, Chartered Accountants, and appointed BDO Seidman, LLP as its independent registered public accounting firm. Amisano Hanson’s reports on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that they expressed substantial doubt about the Company’s ability to continue as a going concern. In connection with the audits of the fiscal years ended December 31, 2005 and 2004 and the interim period through February 13, 2007, there have been no disagreements between the Company and Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused it to make reference in connection with their opinion to the subject matter of the disagreements.
Item 8A. Controls and Procedures
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures were not effective as of December 31, 2006.
     Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     We have identified several material weaknesses in our internal controls. A material weakness in internal control is a reportable condition in which the design or operation of one or more of the internal components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.
     The material weaknesses were internal control over financial reporting, including the application of generally accepted accounting principles related to the license agreement and carryover basis, weighted average shares outstanding, and the application of accounting for share-based payments.
     The deficiencies in our internal control over financial reporting and the application of accounting for share-based payments were due to our extremely limited number of personnel, and limitations in our accounting resources that affected our ability to timely identify and analyze non- routine complex transactions. We have subsequently taken the following actions:
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
     We believe the above changes have fully remediated the material weaknesses in our internal control over financial reporting.
     Under the supervision and with the participation of our management, including our principal executive and financial officer, we have reevaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) as of the date of this report and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures were effective as of March 31, 2007.

Item 8B. Other Information
     None.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Directors and Executive Officers
     Our current officers and directors are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the board of directors.

			Director
Name	Age	Position	Since
Terren S. Peizer	47	Chairman of the Board	2006
Daniel S. Goldberger	48	President, Chief Operating Officer and Director	2006
Victor Gura, M.D.	65	Chief Medical and Scientific Officer, and Director	2006
Robert S. Stefanovich	42	Chief Financial Officer
Marc G. Cummins	46	Director	2006
Hervé de Kergrohen, M.D.	48	Director	2006
Nicholas S. Lewin	29	Director	2007
Jay A. Wolf	33	Director	2006
     Terren S. Peizer has served as Chairman of our Board of Directors since August 2006. From April 1999 to October 2003, Mr. Peizer served as Chief Executive Officer of Clearant, Inc., which he founded to develop and commercialize a universal pathogen inactivation technology. He served as Chairman of its board of directors from April 1999 to October 2004 and a Director until February 2005. From February 1997 to February 1999, Mr. Peizer served as President and Vice Chairman of Hollis-Eden Pharmaceuticals, Inc. In addition, from June 1999 through May 2003 he was a Director, and from June 1999 through December 2000 he was Chairman of the Board, of supercomputer designer and builder Cray Inc., and remains its largest beneficial stockholder. Mr. Peizer has been the largest beneficial stockholder and held various senior executive positions with several technology and biotech companies. In these capacities he has assisted the companies with assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, investor and public relations, and capital formation. Mr. Peizer has been a Director, Chairman of the Board and Chief Executive Officer of Hythiam, Inc., a healthcare services management company focused on delivering solutions for those suffering from alcoholism and other substance dependencies, since September 2003. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.
     Daniel S. Goldberger has served as our President and Chief Operating Officer since October 2006. Mr. Goldberger has been the Chief Executive Officer of Glucon Inc., a privately held glucose monitoring business since 2004. From 2001 to 2004, Mr. Goldberger served as President and as a Director of the Medical Group of OSI Systems, Inc. (NASDAQ: OSIS), which included the Spacelabs, Dolphin, Osteometer product lines with combined revenue approaching $250 million. Mr. Goldberger was also the co-founder of Optiscan Biomedical Corporation, where he served as Director from 1994 to 2001 and also served as its Vice President from 1994 to 1998 and then as its President from 1998 to 2001. Mr. Goldberger has over 25 years of management experience with large and small medical device companies, including Nellcor and Square One Technology. He received his B.S.M.E. from Massachusetts Institute of Technology and his M.S.M.E. from Stanford University.
     Victor Gura, M.D. has served as our Chief Medical and Scientific Officer in December 2006. Dr. Gura has been a member of our board of directors since October 13, 2006. He served as Chief Scientific Officer of National Quality Care, Inc. from 2005 to November 2006. He was formerly its Chairman of the Board, President and Chief Executive Officer. Dr. Gura is board certified in internal medicine/nephrology. He has been a director and principal shareholder of Medipace Medical Group, Inc. in Los Angeles, California, since 1980. Dr. Gura has been an attending physician at Cedars-Sinai Medical Center since 1984 and the medical director of Los Angeles Community

Dialysis since 1985. He also serves as a Clinical Assistant Professor at UCLA School of Medicine. He was a fellow at the nephrology departments at Tel Aviv University Medical School and USC Medical Center. Dr. Gura received his M.D. from School of Medicine, Buenos Aires University.
     Robert S. Stefanovich has served as our interim Chief Financial Officer since January 2007. From September 2002 through July 2006, Mr. Stefanovich served as Executive Vice President and Chief Financial Officer of Artemis International Solutions Corporation, a publicly traded software company. Prior to that, he held several senior positions, including Chief Financial Officer and Secretary of Aethlon Medical Inc., a publicly traded medical device company and Vice President of Administration at SAIC, a Fortune 500 company. Mr. Stefanovich also was a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, CA and Frankurt, Germany. He received his Masters of Finance/Accounting and Engineering from University of Darmstadt, Germany.
     Marc G. Cummins has served as a Director since November 2006. He is a Managing Partner of Prime Capital, LLC, a private investment firm focused on consumer companies. Prior to founding Prime Capital, Mr. Cummins was managing partner of Catterton Partners, a private equity investor in consumer products and service companies with over $1 billion of assets under management. He has served as a director of Hythiam, Inc. since 2004. Prior to joining Catterton in 1998, Mr. Cummins spent fourteen years at Donaldson, Lufkin & Jenrette Securities Corporation where he was Managing Director of the Consumer Products and Specialty Distribution Group, and was also involved in leveraged buyouts, private equity and high yield financings. Mr. Cummins received a B.A. in Economics, magna cum laude, from Middlebury College, where he was honored as a Middlebury College Scholar and is a member of Phi Beta Kappa. He also received an M.B.A. in Finance with honors from The Wharton School at University of Pennsylvania.
     Hervé de Kergrohen, M.D. has served as a Director since November 2006. Since August 2002, he has been a Partner with CDC Enterprises Innovation in Paris, a European venture capital firm, and since January 2001 has been Chairman of BioData, an international healthcare conference in Geneva. He sits on several boards with U.S. and European private health care companies, including Kuros BioSurgery and Bioring SA in Switzerland since January 2003, Praxim SA, Biomethode, and Hythiam, Inc. since September 2003, and Clearant, Inc. since December 2001. From February 1999 to December 2001 he was Head Analyst for Darier Hentsch & Co., then the third largest Geneva private bank and manager of its CHF 700 million health care fund. From February 1997 to February 1998 he was the Head Strategist for the international health care sector with UBS AGin Zurich. Dr. de Kergrohen started his involvement with financial institutions in 1995 with Bellevue Asset Management in Zug, Switzerland, the fund manager of BB Biotech and BB Medtech, where he covered the healthcare services sector. He was previously Marketing Director with large U.S. pharmaceutical companies such as Sandoz USA and G.D. Searle, specialized in managed care. Dr. de Kergrohen received his M.D. from Université Louis Pasteur, Strasbourg, and holds an M.B.A. from Insead, Fontainebleau.
     Nicholas S. Lewin has served as a Director since February 2007. He has been a private investor since 2000 operating in both the public and private markets. Mr. Lewin has invested across many industries, and throughout the capital structure. He invests in special situations and in companies with innovative technologies and strong intellectual property. Generally, these are activist situations working with management. Representative industries include biotechnology, healthcare, telecom and media. Mr. Lewin sits on the boards of directors of VirnetX and Duramedic. He holds a BA from Johns Hopkins University.
     Jay A. Wolf has served as a Director since November 2006. He has over a decade of investment and operations experience in a broad range of industries. His investment experience includes: senior and subordinated debt, private equity (including leveraged transactions), mergers & acquisitions and public equity investments. Since 2003, Mr. Wolf has served as a Managing Director of Trinad Capital. From 1999 to 2003, he served as the Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company’s acquisition program. From 1996 to 1999, Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank in the senior debt department and subsequently for Trillium Growth, the firm’s venture capital Fund. He sits on the boards of Shells Seafood Restaurants, Prolink Holdings Corporation, Optio Software, Inc. and Starvox Communications, Inc. Mr. Wolf received a Bachelor of Arts from Dalhousie University.

     Family Relationships
     There are no family relationships among any of our directors or executive officers.
     Legal Proceedings
     There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our company during the past five years.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge all required forms have been filed on a timely basis, except for the filing of a Form 4 by Mr. Peizer on November 22, 2006, a Form 3 by Dr. Gura and Mr. Goldberger on November 27, 2006, and a Form 3 by Mr. Cummins on December 18, 2006.
Code of Ethics
     We have a Code of Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and others performing similar functions. A copy of our Code of Ethics is attached as Exhibit 14.1 to this report.
Corporate Governance
     Nominating Committee
     Effective February 27, 2007, our board of directors authorized the formation of a Nominating Committee to consist entirely of independent directors. The committee’s primary function is to review and recommend potential director candidates.
     The Nominating Committee will consider director candidates that are suggested by members of the board, as well as by management and stockholders. The committee may also retain a third-party executive search firm to identify candidates. The process for identifying and evaluating nominees for director involves reviewing potentially eligible candidates, conducting background and reference checks, interviewing the candidate and others (as schedules permit), meeting to consider and approve the candidate and, as appropriate, preparing and presenting to the full board an analysis with regard to particular recommended candidates. The Nominating Committee considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the board. The committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long term interest of our stockholders and contribute to our overall corporate goals.
     Audit Committee
     Effective February 27, 2007, our board of directors established a separately-designated standing Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Wolf (Chairman), Cummins and Lewin are members of the Audit Committee. All members of the Audit Committee are independent directors as defined by NASD Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(i) under the Exchange Act.
     Audit Committee Financial Expert
     The board of directors has determined that Mr. Wolf meets the applicable requirements for audit committee financial experts as defined by Item 401(e)(2) of Regulation S-B.

Item 10. Executive Compensation
     The following table sets forth the total compensation received by the named executive officer during the fiscal years ended December 31, 2006 and 2005:
SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary		Awards	Awards	Compensation	Compensation	Compensation
position	Year	($)	Bonus ($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Daniel S. Goldberger	2006	$35,170	—	—	$70,497	—	—		$105,667
President & COO

Victor Gura Chief Scientific	2006	$35,000	—	—	$88,121	—	—		$123,121
Officer

Peter Sotola	2006	$3,000	—	—	—	—	—	—	$3,000
Former President*

*	Mr. Sotola resigned as president on October 13, 2006
Compensation Agreements
     President
     On October 13, 2006, we entered into 4-year employment agreement with Daniel Goldberger who was appointed President, Chief Operating Officer and a director of the Company. Mr. Goldberger’s initial annual base salary was set at $120,000 and subsequent to the equity financing increased to an annual base salary of $275,000 less applicable taxes. At our sole discretion, the Executive’s base salary may be increased, but not decreased, annually. Commencing on January 1, 2007 and annually thereafter, the base salary shall be increased by at least the Consumer Price Index for Los Angeles, California. Mr. Goldberger will be eligible to receive an annual bonus targeted at 50% of Executive’s base salary, based on Executive achieving designated individual goals and milestones and the overall performance and profitability of the Company. The goals and milestones will be established and re-evaluated on an annual basis by mutual agreement of Executive and our Chairman, subject to review and approval by the Board or its compensation committee. Additionally, Mr. Goldberger was granted 400,000 stock options at an exercise price of $5 per share under our 2006 Incentive Compensation Plan. These options will vest 20% on each of the first, second, third, fourth and fifth anniversaries and expire November 14, 2011. In the event he is terminated by us without good cause or if he resigns for good reason, as such terms are defined in the agreement, we will be obligated to pay Mr. Goldberger in a lump sum an amount equal to one year’s salary plus 100% of the targeted bonus. In addition all stock options granted to Mr. Goldberger will vest immediately.
     Chief Medical and Scientific Officer
     On November 30, 2006, we entered into an employment agreement with Victor Gura, M.D. On December 1, 2006, Victor Gura, M.D. became our Chief Medical and Scientific Officer. Dr. Gura has been a member of our board of directors since October 13, 2006. Dr. Gura entered into a four-year Employment Agreement with us. His initial annual base salary is $420,000. Dr. Gura is eligible to receive discretionary bonuses on an annual basis targeted at 50% of his annual salary. Additionally, Dr. Gura was granted 500,000 stock options at an exercise price of $5 per share under our 2006 Incentive Compensation Plan. These options will vest 20% on each of the first, second, third, fourth and fifth anniversaries and expire November 14, 2011. He will also be granted options to purchase an additional 500,000 shares of our common stock upon FDA approval of our first product. Dr. Gura is eligible to receive reimbursement of reasonable and customary relocation expenses as well as health, medical, dental insurance coverage and insurance for accidental death and disability. In the event he is terminated by us without good cause or if he resigns for good reason, as such terms as are defined in the agreement, we will be obligated to pay Dr. Gura in a lump sum an amount equal to two year’s salary plus 200% of the targeted bonus. In addition all stock options granted to Dr. Gura will vest immediately.
     Both Mr. Goldberger’s and Dr. Gura’s agreements provide for medical insurance and disability benefits, severance pay if their employment is terminated by us without cause or due to change in our control before the expiration of their agreements, and allow for bonus compensation and stock option grants as determined by our Board of Directors. Both agreements also contain restrictive covenants preventing competition with us and the use of confidential business information, except in connection with the performance of their duties for the Company, for a period of two years following the termination of their employment with us.
     Incentive Compensation Plan
     On October 13, 2006, after the effectiveness of the Delaware reincorporation, we adopted the Xcorporeal, Inc. 2006 Incentive Compensation Plan and the related form of option agreement. The plan authorizes the grant of stock options, restricted stock, restricted stock units and stock appreciation rights. At December 31, 2006, there were 2,000,000 shares of common stock reserved for issuance pursuant to the plan, subject to adjustment in accordance with the provisions of the plan. Effective February 27, the total number of shares of common stock reserved for issuance pursuant to the plan was increased to 3,900,000. The plan will continue in effect for a term of up to ten years.
Outstanding Equity Awards At Fiscal Year-End
     The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity				Market	Awards:	Payout
			Incentive Plan			Number	Value of	Number of	Value of
			Awards:			of Shares	Shares	Unearned	Unearned
	Number of	Number of	Number of			or Units	or Units	Shares,	Shares,
	Securities	Securities	Securities			of Stock	of Stock	Units or	Units or
	Underlying	Underlying	Underlying			That	That	Other	Other
	Unexercised	Unexercised	Unexercised	Option		Have	Have	Rights Thats	Rights That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
Daniel S. Goldberger					November 14,
President & COO	—	—	400,000	$5.00	2011	—	—	—	—

Victor Gura Chief Scientific					November 14,
Officer	—	—	500,000	$5.00	2011	—	—	—	—

Peter Sotola Former President*	—	—	—	—	—	—	—	—	—

Compensation Of Directors
     The following table reflects the compensation of directors for our fiscal year ended December 31, 2006:
DIRECTOR COMPENSATION

Non-Equity
	Fees			Incentive	Non-Qualified	All
	Earned or	Stock	Option	Plan	Deferred	Other
	Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Terren S. Peizer	—	—	$105,632	—	—	—	$105,632
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
     The following table sets forth information with respect to compensation plans as of December 31, 2006:
Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants and	outstanding options,	reflected in column
	rights	warrants and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,600,000	$5.00	400,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,600,000	$5.00	400,000

Security Ownership of Certain Beneficial Owners
     The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our common stock as of December 31, 2006:

	Amount and
	nature of
Name and address of beneficial	beneficial	Percent of
owner (1)	ownership	class
Terren S. Peizer (2)	9,600,000	68%
Marc G. Cummins (3)	428,572	3%
Jay A. Wolf (4)	357,143	3%
Nicholas S. Lewin (5)	35,714	*
Daniel S. Goldberger	—	—
Victor Gura	—	—
Hervé de Kergrohen	—	—
Robert S. Stefanovich	—	—
All directors and executive officers as a group (8 persons)	10,421,429	73%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of all of the above named persons is c/o Xcorporeal, Inc., 11150 Santa Monica Blvd., Suite 340, Los Angeles, California 90025.

(2)	Includes 9,600,000 shares held of record by Consolidated National, LLC, of which Mr. Peizer is the sole managing member and beneficial owner.

(3)	Includes 428,572 shares held of record by Prime Logic Capital, LLC, CPS Opportunities, and GPC LXI, LLC. Mr. Cummins is a Managing Partner of Prime Capital, LLC. He disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(4)	Includes 357,143 shares held of record by Trinad Capital Master Fund Ltd. (the “Master Fund”), that may be deemed to be beneficially owned by Trinad Management, LLC, the investment manager of the Master Fund and Trinad Capital LP; a controlling stockholder of the Master Fund; Trinad Advisors GP, LLC, the general partner of Trinad Capital LP; and Jay Wolf a director of the issuer and a managing director of Trinad Management, LLC and a managing director of Trinad Advisors GP, LLC. Mr. Wolf disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(5)	Includes 27,514 shares held of record by Paizon Capital, which is beneficially owned and controlled by Mr. Lewin’s immediate family members. Mr. Lewin disclaims beneficial ownership of these shares.
     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable, convertible or exchangeable within such 60 day period, have been so exercised, converted or exchanged.

Item 12. Certain Relationships and Related Transactions
Transactions with Related Persons
     In connection with the contribution of the assets to our company, we issued to Consolidated National, LLC (CNL), of which our Chairman is the sole managing member and beneficial owner, an aggregate of 9,600,000 shares of common stock.
     We owed $64,620 to Peter Sotola at August 31, 2006, a director of the Company as of that date, consisting of unpaid advances and management fees. This amount was forgiven by the former director, who was no longer a shareholder as of the sale of his common stock on August 31, 2006. The debt forgiveness was accounted for as an Addition to Paid in Capital.
     Our Chief Medical and Scientific Officer and director of our Company, Dr. Victor Gura, owns 13,453,250 shares of common stock of NQCI (or approximately 27.6% of NQCI’s common stock outstanding as of September 30, 2006) with whom we entered into a license agreement. In addition, Medipace Medical Group, Inc., an affiliate of Dr. Gura owns 800,000 shares of common stock of NQCI (or approximately 1.6% of NQCI’s common stock outstanding as of September 30, 2006).
Director Independence
     Messrs. Cummins, de Kergrohen, Lewin and Wolf are independent directors under NASD Marketplace Rule 4200(a)(14).
Item 13: Exhibits

No.	Description
2.1	Merger Agreement (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws(1)

4.1	Form of Common Stock certificate (2)

4.2	Stock Purchase Agreement (3)

4.3	Registration Rights Agreement (4)

10.1*	Indemnification Agreement for directors (1)

10.2*	Xcorporeal, Inc. 2006 Incentive Compensation Plan (1)

10.3*	Employment Agreement of Daniel S. Goldberger (1)

10.4	License Agreement (1)

10.5	Irrevocable Option Agreement (5)

10.6	Contribution Agreement (5)

10.7*	Employment Agreement of Victor Gura, M.D. (6)

10.8	Form of Innovation, Proprietary Information and Confidentiality Agreement (7)

14.1	Code of Ethics

16.1	Letter from Amisano Hanson, Chartered Accountants, dated February 13, 2007 (8)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts, compensatory plans or arrangements.

(1) Incorporated by reference to exhibit of the same number to quarterly report on Form 10-QSB filed November 17, 2006.

(2)	Incorporated by reference to exhibit of the same number to registration statement on Form S-3 filed December 22, 2006.

(3)	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed November 27, 2006.

(4)	Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed November 27, 2006.

(5)	Incorporated by reference to exhibit of the same number to amended quarterly report on Form 10-QSB/A filed April 16, 2007.

(6)	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 1, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed January 3, 2007.

(8)	Incorporated by reference to exhibit of the same number to amended current report on Form 8-K/A filed March 23, 2007.

Item 14: Principal Accountant Fees and Services
Audit Fees
     Total fees for professional services rendered by our principal accountant for the audit and review of our financial statements included in our Form 10-QSBs and Form 10-KSBs, and services provided in connection with our other SEC filings for the year ended December 31, 2006 was $143,000.
Audit-Related Fees
     We paid no audit-related fees to our auditor in 2006.
Tax Fees
     We paid no fees for professional services with respect to tax compliance, tax advice, or tax planning to our auditor in 2006.
Pre-Approval Policy for Audit Services
     Our Audit Committee has responsibility for the approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by BDO Seidman, LLP are pre-approved by the Audit Committee before the engagement of the auditors for such services. Our pre-approval policy expressly provides for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor’s engagement letter, such annual pre-approval to be performed by the Audit Committee.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by its duly authorized representatives.

XCORPOREAL, INC.

By:	/s/ DANIEL S. GOLDBERGER

Daniel S. Goldberger, President and Chief
Operating Officer (Principal Executive Officer)
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ TERREN S. PEIZER Terren S. Piezer	Chairman of the Board of Directors	April 16, 2007

/s/ DANIEL S. GOLDBERGER ( Daniel S. Goldberger	President, Chief Operating Officer (Principal Executive Officer) and Director	April 16, 2007

/s/ ROBERT S. STEFANOVICH Robert S. Stefanovich	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2007

/s/ MARC G. CUMMINS Marc G. Cummins	Director	April 16, 2007

/s/ VICTOR GURA, M.D. Victor Gura, M.D.	Chief Medical and Scientific Officer and Director	April 16, 2007

/s/ HERVÉ DE KERGROHEN, M.D. Hervé de Kergrohen, M.D.	Director	April 16, 2007

/s/ JAY A. WOLF Jay A. Wolf	Director	April 16, 2007

/s/ NICHOLAS S. LEWIN Nicholas S. Lewin	Director	April 16, 2007