Form 10QSB
period 2007-03-31
XCORPOREAL, INC.
filed 2007-05-11
CIK 1140505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission file number 001-31608
XCORPOREAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0349685
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
11150 Santa Monica Blvd., Suite 340, Los Angeles, California 90025
(Address of principal executive offices)
(310) 424-5668
(Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 9, 2007
Common Stock, $0.0001 par value	14,200,050 shares
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

INDEX

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006
Statements of Operations (unaudited) for the three months ended March 31, 2007 and March 31, 2006 and the period from inception (May 4, 2001) to March 31, 2007
Statement of Stockholders Equity (Deficit) for the three months ended March 31, 2007 and the period from inception (May 4, 2001) to March 31 2007 (unaudited)
Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and March 31, 2006 and the period from inception (May 4, 2001) to March 31, 2007
Notes to the Interim Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
XCORPOREAL, INC.
(a Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$444,075	$27,440,987
Marketable securities, at fair value	24,623,290	—
Restricted cash	75,000	—
Prepaids	133,202	70,850
Other current assets	1,265	19,378

Total current assets	25,276,832	27,531,215

Property and equipment, net	37,869	3,328

Other assets	13,031	1,000

Total Assets	25,327,732	27,535,543

LIABILITIES
Current
Accounts payable	492,940	143,606
Accrued placement agent fees	—	1,348,470
Accrued professional fees	312,208	312,208
Accrued other liabilities	583,276	204,522
Other current liabilities	115,400	124,676

Total Current Liabilities	1,503,824	2,133,482

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 40,000,000 shares authorized, 14,200,050 outstanding on March 31, 2007 and December 31, 2006	1,420	1,420
Additional paid-in capital	33,221,109	29,924,410
Deficit accumulated during the development stage	(9,398,621)	(4,523,769)

Total Stockholders’ Equity	23,823,908	25,402,061

Total Liabilities & Stockholders’ Equity	$25,327,732	$27,535,543

See accompanying notes to the interim financial statements

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			May 4, 2001 (Date
	Three Months Ended		of Inception) to
	March 31,		March 31,
	2007	2006	2007
Operating Expenses:
Selling, general and administrative	$4,041,634	$6,203	$7,360,286
Research and development	1,143,563	—	2,430,885
Depreciation and amortization	1,521	—	1,616

Loss before Other Income and Income Tax	(5,186,718)	(6,203)	(9,792,787)

Interest Income	311,866	—	394,166

Loss before income taxes	(4,874,852)	(6,203)	(9,398,621)

Income taxes	—	—	—

Net Loss	$(4,874,852)	$(6,203)	$(9,398,621)

Basic and diluted loss per share	$(0.34)	$(0.00)

Weighted average number of shares outstanding	14,200,050	3,820,000
See accompanying notes to the interim financial statements

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			May 4, 2001 (Date
	Three Months Ended		of Inception) to
	March 31,		March 31,
	2007	2006	2007
Cash flows used in operating activities
Net Loss for the Period	$(4,874,852)	$(6,203)	$(9,398,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee Stock Based Compensation	2,657,635	—	4,820,246
Stock Based Compensation	639,064	—	903,315
Depreciation and amortization	1,521	—	1,616
Net Change in assets and liabilities:
Prepaid Expenses	(62,352)	—	(133,202)
Other Current Assets	18,113	—	(1,265)
Other Assets	(12,031)	—	(13,031)
Accounts Payable and Accrued Liabilities	(620,382)	2,702	1,388,424
Other Current Liabilities	(9,276)	—	115,400

Net Cash Used in Operating Activities	(2,262,560)	(3,501)	(2,317,118)

Cash Flows from Investing Activities
Capital Expenditures	(36,062)	—	(39,485)
Restricted Cash	(75,000)	—	(75,000)
Purchase of marketable securities	(24,623,290)	—	(24,623,290)

Net Cash Used in Investing Activities	(24,734,352)	—	(24,737,775)

Cash Flows from Financing Activities
Capital Stock issued in Private Placement for $29,400,351 in cash; fees of $2,058,024	—	—	27,434,348
Advances from related party	—	3,540	64,620

Net Cash Provided by Financing Activities	—	3,540	27,498,968

Increase/(decrease) in cash during the period	(26,996,912)	39	444,075
Cash, beginning of the period	27,440,987	—	—

Cash, end of the period	$444,075	$39	$444,075

Supplemental disclosure of cash flow information; cash paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

See accompanying notes to the interim financial statements

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period May 4, 2001 (Inception) to March 31, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Common stock issued for cash at $0.01 per share	2,500,000	$250	$24,750		$25,000
Net Loss for the year ended December 31, 2001				$(40,255)	(40,255)

Balance as of December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)

Common stock issued for cash at $0.05 per share	1,320,000	132	65,868		66,000
Net Loss for the year ended December 31, 2002				(31,249)	(31,249)

Balance as of December 31, 2002	3,820,000	382	90,618	(71,504)	19,496

Net Loss for the year ended December 31, 2003				(12,962)	(12,962)

Balance as of December 31, 2003	3,820,000	382	90,618	(84,466)	6,534

Net Loss for the year ended December 31, 2004				(23,338)	(23,338)

Balance as of December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)

Net Loss for the year ended December 31, 2005				(35,753)	(35,753)

Balance as of December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)

Common stock issued for a licence rights	9,600,000	960	40		1,000
Capital stock cancelled	(3,420,000)	(342)	342		—
Warrants granted for consulting fees			2,162,611		2,162,611
Forgiveness of debt			64,620		64,620
Common stock issued for cash at $7.00, net of placement fees of $2,058,024	4,200,050	420	27,341,928		27,342,348
Stock-based compensation expense			264,251		264,251
Net loss for the period				(4,380,212)	(4,380,212)

Balance as of December 31, 2006	14,200,050	1,420	29,924,410	(4,523,769)	25,402,061

Warrants granted for consulting services			2,657,635		2,657,635
Stock-based compensation expense			639,064		639,064
Net loss for the period				(4,874,852)	(4,874,852)

Balance as of March 31, 2007	14,200,050	$1,420	$33,221,109	$(9,398,621)	$23,823,908

See accompanying notes to the interim financial statements

XCORPOREAL, INC.
(a Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 1 — Interim Reporting
     While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2006 financial statements.
     The results of operations for the period ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.
Note 2 — Nature and Continuance of Operations
     We were incorporated in the State of Nevada as Pacific Spirit Inc. on May 4, 2001 to engage in the acquisition, exploration and development of natural resource properties. On August 31, 2006, we changed our name to Xcorporeal, Inc. and thereafter acquired the rights to our Wearable Artificial Kidney, congestive heart failure treatment products, and other medical devices. As a result, we transitioned to a development stage company focused on researching, developing and commercializing technology and products related to the treatment of kidney failure and congestive heart failure.
     On October 13, 2006, Xcorporeal, Inc., a Nevada corporation (Xcorporeal Nevada), consummated a merger with and into its newly-formed, wholly-owned subsidiary, Xcorporeal Merger Corporation, a Delaware corporation (Xcorporeal Delaware) for the purpose of changing our domicile from Nevada to Delaware. Each outstanding share of Xcorporeal Nevada common stock, par value $0.001 per share, was automatically converted into one share of Xcorporeal Delaware common stock, par value $0.0001 per share. The change in par value has been applied retroactively. As a result of the reincorporation, the total number of common stock authorized changed from 100,000,000 shares to 40,000,000 common shares; the total number of preferred stock authorized remained at 10,000,000 shares, resulting in a total number of capital stock authorized of 50,000,000 shares.
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
Note 4 — Cash Equivalents and Marketable Securities
     We invest available cash in short-term commercial paper, certificates of deposit and high grade variable rate securities. Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.
     Investments, including auction rate securities and certificates of deposit, with maturity dates greater than three months when purchased, which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Auction rate securities are recorded at par value, which equals fair market value, as the rate on such securities resets generally every 7, 28 or 35 days.
     Restricted cash represents deposits secured as collateral for a bank credit card program.

Note 5 —Property and Equipment
     Property and equipment consist of the following at March 31, 2007:

Property and equipment	$39,450
Accumulated depreciation	(1,581)

Property and equipment, net	$37,869

     Depreciation expense for the three months ended March 31, 2007 and 2006 was $1,486 and $0, respectively.
Note 6 — Interest Income
     Interest income of $311,866 reported for the three months ended March 31, 2007 is a result of the interest earned on our cash raised from our private placement during the fourth quarter of 2006.
Note 7 — Mineral Property
     By a lease agreement effective June 1, 2001 and amended June 25, 2002, November 25, 2002, January 9, 2004 and April 11, 2005, we were granted the exclusive right to explore and mine the Del Oro and NP Claims located in Pershing County of the State of Nevada. The term of this lease was for 30 years, renewable for an additional 30 years so long as the conditions of the lease are met. We were required to pay minimum advanced royalties payments on each January 9 of $50,000. We did not make the payment which triggered an event of default under the lease. On March 10, 2006, we received a termination notice and the lease was subsequently terminated.
Note 8 — Related Party Transaction
     We were charged the following by a former director:

			May 2, 2001
			(Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007
Administrative services	$—	$1,500	$12,000
Note 9 — License Agreement
     On August 31, 2006, we entered into a Contribution Agreement with a company whose sole managing member is our current Chairman. We issued 9,600,000 shares of common stock in exchange for (a) the right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into the Merger Agreement and License Agreement with National Quality Care, Inc. (NQCI) dated September 1, 2006 pursuant to which we obtained the exclusive rights to the technology relating to our congestive heart failure treatment, kidney failure treatment, and other medical devices. We were a shell corporation prior to the transaction. We valued the License Agreement at the carry-over basis of $1,000. As consideration for being granted the License, we agreed to pay a minimum annual royalty of $250,000, or 7% of net sales. We recorded $145,833 in royalty expenses covering the minimum royalties from commencement of the License Agreement through March 31, 2007. The first minimum royalty payment is due by December 1, 2007. The License Agreement expires in 2105.
Note 10 — Terminated Merger Agreement
     On September 1, 2006, we entered into a Merger Agreement with our licensor, NQCI, which contemplated that we would either (i) acquire it as a wholly owned subsidiary pursuant to a triangular merger, or (ii) issue shares of our common stock in consideration of the assignment of the licensed technology. The Merger Agreement expired by its own terms on December 31, 2006. In addition, on December 29, 2006, NQCI served written notice that it was terminating the Merger Agreement, and on January 2, 2007, we consented to the termination. Accordingly, the Merger Agreement is now terminated. We will not be proceeding with any merger with NQCI. The termination of the Merger Agreement had no effect on the License Agreement, the Contribution Agreement, or the shares we issued to CNL.

Note 11 — Stock Options and Warrants
Incentive Compensation Plan
     On October 13, 2006, after the effectiveness of the Nevada reincorporation, we adopted the Xcorporeal, Inc. 2006 Incentive Compensation Plan and the related form of option agreement. The plan authorizes the grant of stock options, restricted stock, restricted stock units and stock appreciation rights. Effective February 28, 2007, there are 3,900,000 shares of common stock reserved for issuance pursuant to the plan (subject to adjustment in accordance with the provisions of the plan). The plan will continue in effect for a term of up to ten years
Stock Options to Employees, Officer and Directors
     The Compensation Committee of our Board of Directors determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period. Options generally vest over five years and have a maximum life of ten years. On February 27, 2007, we granted options to purchase an aggregate of 650,000 shares of our common stock under the 2006 Incentive Compensation Plan to employees. The options vest ratably over 5 years, are exercisable at $7.00 per share, the fair market value of our common stock on the grant date, and expire in 2017.
     We reported $639,064 in stock-based compensation expense for the three month period ended March 31, 2007. No stock-based compensation expense was reported for the three month period ended March 31, 2006.
     All compensation expense for stock options granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

Three months ended
March 31, 2007
Expected dividend yield	0.00%
Expected volatility	110%
Risk-free interest rate	4.46%
Expected terms in years	6.5 years
Warrants and Stock Options to Non-Employees
     On February 27, 2007, we issued stock options and warrants to purchase an aggregate of 835,000 shares of common stock whereby 435,000 vested immediately on the grant date and 400,000 vest ratably over 5 years to consultants in exchange for consulting services. These stock options and warrants are exercisable at $7.00 per share, the fair market value of our common stock on the grant date, and expire between 2012 and 2017. The resulting fair value of such stock options and warrants was $5.3 million, of which $2.7 million was expensed in the accompanying unaudited interim financial statements for the first quarter ended March 31, 2007. No such expense was reported for the three month period ended March 31, 2006.
     Compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, compensation is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.
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

     All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

Three months ended
March 31, 2007
Expected dividend yield	0.00%
Expected volatility	135%
Risk-free interest rate	4.50 - 4.65%
Expected terms in years	5.0-10.0 years
     The following table shows the change in unamortized compensation expense for stock options and warrants issued to employees, officers, directors and non-employees during the quarter ended March 31, 2007:

	Stock Options	Unamortized
	and Warrants	Compensation
	Outstanding	Expense
January 1, 2007	2,054,221	$10,002,154
Granted in the period	1,485,000	9,253,316
Expensed in the period		(3,296,699)

March 31, 2007	3,539,221	$15,958,771

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
Plan of Operation
Overview
     We are a medical device company actively researching and developing an extra-corporeal platform to perform functions of various human organs. Our prototype systems apply modern electronics and engineering principals to reduce the size, cost and power requirements of conventional extracorporeal therapies including kidney dialysis. Our platform may also improve the quality of therapy delivered ultimately leading to better patient outcomes and reduced healthcare costs.
License Agreement
     On September 1, 2006, we entered into the License Agreement pursuant to which we obtained exclusive rights to our technology relating to the treatment of kidney failure, congestive heart failure and other medical devices, with no geographic restrictions, that will last for a period of ninety-nine years or until the expiration of its proprietary rights in each item of intellectual property, if earlier. As consideration for granting the license, we agreed to reimburse designated costs and expenses of our licensor, and pay a minimum royalty of 7% of net sales, with an annual minimum royalty of $250,000. As a result, we have become a developmental stage company focused on researching, developing, and commercializing technology and products related to the treatment of kidney failure and congestive heart failure.
Description of Business
     For the coming year we plan to test and develop the technology for our extra-corporeal platform and other medical devices. In its simplest configuration, our product platform can be used as an ultrafiltration machine which will remove a predetermined amount of water from a patients’ blood stream. Removal of excess water by ultrafiltration has been shown to be an effective therapy for management of fluid overload under physician supervision. We can also add additional components to our platform to configure a full dialysis machine, which can remove metabolic waste (urea, creatinine) and toxins from the blood. Dialysis has been shown to be an effective therapy for treatment of kidney failure.
     We will also plan our Validation and Verification strategy including bench testing, clinical testing, and regulatory strategy in the US and abroad. The products we plan to bring to market include:
•	Portable kidney dialysis for use in the clinic, hospital, or at home

•	Wearable Artifical Kidney (WAK) for chronic treatment of End Stage Renal Disease (ESRD)

•	Portable ultrafiltration for management of fluid overload under physician supervision

•	Wearable Ultrafiltration Device (WUD) for chronic treatment of fluid overload under physician supervision.
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
     Packaged differently, the same attributes (portability, size, weight, fluid and power reduction) make the WAK a very attractive alternative to conventional Continuous Renal Replacement Therapy (CRRT) machines for hospitalized patients. Our miniature system can also be configured to treat fluid overload under physician supervision.
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
     We incurred approximately $1.1 million and $1.3 million in research and development expenses for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. We expect our research and development expenses to increase as a result of additional headcount in the areas of product development and quality assurance and regulatory affairs, a higher level of third-party consulting activity and other related expenses.
Management’s Discussion and Analysis
Results of Operations for the three months ended March 31, 2007
     We have not generated any revenues since inception. We incurred net loss of $4.9 million for the three months ended March 31, 2007, compared to a net loss of $6,203 for the three months ended March 31, 2006. The increase in net loss was primarily due to (i) research, development and other expenses related to advancing our kidney and congestive heart failure treatment technologies, (ii)

stock compensation expense related to options and warrants granted to directors, officer, employees and consultants, and (iii) legal and audit fees. At March 31, 2007, we had positive working capital of $23.8 million compared to positive working capital of $25.4 million for beginning of the year.
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
     At March 31, 2007 we had cash, cash equivalents and marketable securities of approximately $25,142,365. We are expending cash at a rate of approximately $0.8 million per month, and at present rates can satisfy our cash requirements for approximately three years. At present rates, we will not have to raise additional funds in the next twelve months.
Off-Balance Sheet Arrangements
     As of March 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.
Legal Proceedings
     We are involved in an arbitration against National Quality Care, Inc. concerning our License Agreement, as described in our most recent annual report. From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
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
Marketable Securities
     We classify investments with maturity dates greater than three months when purchased as marketable securities. Investments, including auction rate securities and certificates of deposit, with maturity dates greater than three months when purchased and which have readily determined fair values are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Auction rate securities are recorded at cost, which equals fair market value, as the rate on such securities generally resets every 7, 28 or 35 days. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.
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
Recent Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have adopted SFAS 156 in January 2007. There was no impact on our results of operations and financial position upon adoption.
     In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 in January 2007. There was no impact on our results of operations and financial position upon adoption.
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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB) 108 (Topic 1N), “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements,”. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach that considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us was our fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have any effect on our financial position and results of operations.
ITEM 3. Controls and Procedures.
     We conducted an evaluation, under the supervision and with the participation of our President and Chief Operating Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based upon this evaluation, our President and Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended March 31, 2007.
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
     Not applicable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On February 27, 2007, we issued to 10 consultants a total of 835,000 stock options and warrants to purchase our common stock with an exercise price of $7.00 per share in exchange for consulting services. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.
ITEM 3. Defaults Upon Senior Securities
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
ITEM 5. Other Information.
     Not applicable.
ITEM 6. Exhibits.

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2007	By:	/s/ ROBERT S. STEFANOVICH
Robert S. Stefanovich
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)