Form 10KSB/A
period 2006-12-31
XCORPOREAL, INC.
filed 2007-05-15
CIK 1140505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
(Amendment No. 1)
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
Explanatory Note Regarding Amendment
     We are filing this amendment to our annual report on Form 10-KSB for the fiscal year ended December 31, 2006, originally filed April 16, 2007, for the sole purpose of adding the conformed signature of BDO Seidman, LLP on the Report of Independent Registered Public Accounting Firm on page 21, that was inadvertently omitted from the original filing. The amended filing is otherwise identical to our prior filing.

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
As more fully described in Note 1 to the financial statements, effective January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
/s/ BDO Seidman, LLP
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
Director Independence
     Messrs. Cummins, de Kergrohen, Lewin and Wolf are independent directors under NASD Marketplace Rule 4200(a)(14).
Item 13: Exhibits

No.	Description
2.1	Merger Agreement (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws(1)

4.1	Form of Common Stock certificate (2)

4.2	Stock Purchase Agreement (3)

4.3	Registration Rights Agreement (4)

10.1*	Indemnification Agreement for directors (1)

10.2*	Xcorporeal, Inc. 2006 Incentive Compensation Plan (1)

10.3*	Employment Agreement of Daniel S. Goldberger (1)

10.4	License Agreement (1)

10.5	Irrevocable Option Agreement (5)

10.6	Contribution Agreement (5)

10.7*	Employment Agreement of Victor Gura, M.D. (6)

10.8	Form of Innovation, Proprietary Information and Confidentiality Agreement (7)

14.1	Code of Ethics (9)

16.1	Letter from Amisano Hanson, Chartered Accountants, dated February 13, 2007 (8)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts, compensatory plans or arrangements.

(1)	Incorporated by reference to exhibit of the same number to quarterly report on Form 10-QSB filed November 17, 2006.

(2)	Incorporated by reference to exhibit of the same number to registration statement on Form S-3 filed December 22, 2006.

(3)	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed November 27, 2006.

(4)	Incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed November 27, 2006.

(5)	Incorporated by reference to exhibit of the same number to amended quarterly report on Form 10-QSB/A filed April 16, 2007.

(6)	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed December 1, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed January 3, 2007.

(8)	Incorporated by reference to exhibit of the same number to amended current report on Form 8-K/A filed March 23, 2007.

(9)	Incorporated by reference to exhibit of the same number to annual report on Form 10-KSB filed April 16, 2007.

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