Form 10QSB
period 2007-06-30
XCORPOREAL, INC.
filed 2007-08-07
CIK 1140505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2007
Commission file number 001-31608
XCORPOREAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0349685 (IRS Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 2, 2007
Common Stock, $0.0001 par value	14,200,050 shares
Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☑

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006

Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and June 30, 2006 and the period from inception (May 4, 2001) to June 30, 2007

Statement of Stockholders Equity (Deficit) for the six months ended June 30, 2007 and the period from inception (May 4, 2001) to June 30 2007 (unaudited)

Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and June 30, 2006 and the period from inception (May 4, 2001) to June 30, 2007

Notes to the Interim Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
XCORPOREAL, INC.
(a Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$346,887	$27,440,987
Marketable securities, at fair value	22,676,578	—
Restricted cash	83,050	—
Prepaids	158,802	70,850
Other current assets	12,066	19,378

Total current assets	23,277,383	27,531,215

Property and equipment, net	56,094	3,328

Other assets	951	1,000

Total Assets	23,334,428	27,535,543

LIABILITIES
Current
Accounts payable	455,036	143,606
Accrued placement agent fees	—	1,348,470
Accrued professional fees	427,259	312,208
Accrued royalties	208,333	83,333
Accrued other liabilities	111,630	121,189
Other current liabilities	115,400	124,676

Total Current Liabilities	1,317,658	2,133,482

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 40,000,000 shares authorized, 14,200,050 outstanding on June 30, 2007 and December 31, 2006	1,420	1,420
Additional paid-in capital	34,202,998	29,924,410
Deficit accumulated during the development stage	(12,187,648)	(4,523,769)

Total Stockholders’ Equity	22,016,770	25,402,061

Total Liabilities & Stockholders’ Equity	$23,334,428	$27,535,543

See accompanying notes to the interim financial statements

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					May 4, 2001 (Date
	Three Months Ended		Six Months Ended		of Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Operating Expenses:
Selling, general and administrative	$1,611,188	$5,587	$5,590,288	$11,790	$8,908,940
Research and development	1,482,037	—	2,688,134	—	3,975,456
Depreciation and amortization	3,862	—	5,383	—	5,478

Loss before Other Income and Income Tax	(3,097,087)	(5,587)	(8,283,805)	(11,790)	(12,889,874)

Interest Income	308,060	—	619,926	—	702,226

Loss before income taxes	(2,789,027)	(5,587)	(7,663,879)	(11,790)	(12,187,648)

Income taxes	—	—	—	—	—

Net Loss	$(2,789,027)	$(5,587)	$(7,663,879)	$(11,790)	$(12,187,648)

Basic and diluted loss per share	$(0.20)	$(0.00)	$(0.54)	$(0.00)

Weighted average number of shares outstanding	14,200,050	3,820,000	14,200,050	3,820,000
See accompanying notes to the interim financial statements

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			May 4, 2001 (Date
	Six Months Ended		of Inception) to
	June 30,		June 30,
	2007	2006	2007
Cash flows used in operating activities
Net Loss for the Period	$(7,663,879)	$(11,790)	$(12,187,648)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-employee Stock Based Compensation	2,795,124	—	4,957,735
Stock Based Compensation	1,483,464	—	1,747,715
Depreciation and amortization	5,383	—	5,478
Net Change in assets and liabilities:
Prepaid Expenses	(87,952)	—	(158,802)
Other Current Assets	7,312	—	(12,066)
Other Assets	—	—	(1,000)
Accounts Payable and Accrued Liabilities	(806,548)	5,459	1,202,257
Other Current Liabilities	(9,276)	—	115,400

Net Cash Used in Operating Activities	(4,276,372)	(6,331)	(4,330,931)

Cash Flows from Investing Activities
Capital Expenditures	(58,100)	—	(61,523)
Restricted Cash	(83,050)	—	(83,050)
Purchase of marketable securities	(25,000,000)	—	(25,000,000)
Sale of marketable securities	2,323,422	—	2,323,422

Net Cash Used in Investing Activities	(22,817,728)	—	(22,821,151)

Cash Flows from Financing Activities
Capital Stock issued	—	—	27,434,349
Advances from related party	—	6,590	64,620

Net Cash Provided by Financing Activities	—	6,590	27,498,969

Increase/(decrease) in cash during the period	(27,094,100)	259	346,887
Cash, beginning of the period	27,440,987	—	—

Cash, end of the period	$346,887	$259	$346,887

Supplemental disclosure of cash flow information; cash paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

See accompanying notes to the interim financial statements

XCORPOREAL, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period May 4, 2001 (Inception) to June 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Common stock issued for cash at $0.01 per share	2,500,000	$250	$24,750		$25,000
Net Loss for the year ended December 31, 2001				$(40,255)	(40,255)

Balance as of December 31, 2001	2,500,000	250	24,750	(40,255)	(15,255)

Common stock issued for cash at $0.05 per share	1,320,000	132	65,868		66,000
Net Loss for the year ended December 31, 2002				(31,249)	(31,249)

Balance as of December 31, 2002	3,820,000	382	90,618	(71,504)	19,496

Net Loss for the year ended December 31, 2003				(12,962)	(12,962)

Balance as of December 31, 2003	3,820,000	382	90,618	(84,466)	6,534

Net Loss for the year ended December 31, 2004				(23,338)	(23,338)

Balance as of December 31, 2004	3,820,000	382	90,618	(107,804)	(16,804)

Net Loss for the year ended December 31, 2005				(35,753)	(35,753)

Balance as of December 31, 2005	3,820,000	382	90,618	(143,557)	(52,557)

Common stock issued for a licence rights	9,600,000	960	40		1,000
Capital stock cancelled	(3,420,000)	(342)	342		—
Warrants granted for consulting fees			2,162,611		2,162,611
Forgiveness of related party debt			64,620		64,620
Common stock issued for cash at $7.00, net of placement fees of $2,058,024	4,200,050	420	27,341,928		27,342,348
Stock-based compensation expense			264,251		264,251
Net loss for the period				(4,380,212)	(4,380,212)

Balance as of December 31, 2006	14,200,050	1,420	29,924,410	(4,523,769)	25,402,061

Warrants granted for consulting services			2,795,124		2,795,124
Stock-based compensation expense			1,483,464		1,483,464
Net loss for the period				(7,663,879)	(7,663,879)

Balance as of June 30, 2007	14,200,050	$1,420	$34,202,998	$(12,187,648)	$22,016,770

See accompanying notes to the interim financial statements

XCORPOREAL, INC.
(a Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2007
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
     The results of operations for the period ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.
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
     Restricted cash represents deposits secured as collateral for a bank credit card program.

Note 5 —Property and Equipment
     Property and equipment consist of the following at June 30, 2007:

Property and equipment	$61,523
Accumulated depreciation	(5,429)

Property and equipment, net	$56,094

     Depreciation expense for the three and six months ended June 30, 2007 was $3,847 and $5,334, respectively. There was no depreciation expense during 2006.
Note 6 — Interest Income
     Interest income of $308,060 and $619,926 reported for the three and six months ended June 30, 2007, respectively, are a result of the interest earned on our cash raised from our private placement during the fourth quarter of 2006.
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
Note 8 — Related Party Transaction
     We were charged the following by a former director:

					May 2, 2001
					(Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2006	2007	2006	2007	2007
Administrative services	$1,500	$—	$3,000	$—	$12,000
Note 9 — License Agreement
     On August 31, 2006, we entered into a Contribution Agreement with a company whose sole managing member is our current Chairman. We issued 9,600,000 shares of common stock in exchange for (a) the right, title, and interest to the name “Xcorporeal” and related trademarks and domain names, and (b) the right to enter into the Merger Agreement and License Agreement with National Quality Care, Inc. (NQCI) dated September 1, 2006 pursuant to which we obtained the exclusive rights to the technology relating to our congestive heart failure treatment, kidney failure treatment, and other medical devices. We were a shell corporation prior to the transaction. We valued the License Agreement at the carry-over basis of $1,000. As consideration for being granted the License, we agreed to pay a minimum annual royalty of $250,000, or 7% of net sales. We recorded $208,333 in royalty expenses covering the minimum royalties from commencement of the License Agreement through June 30, 2007. The first minimum royalty payment is due by December 1, 2007. The License Agreement expires in 2105.
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

Note 11 — Stock Options and Warrants
Incentive Compensation Plan
     On October 13, 2006, after the effectiveness of the Nevada reincorporation, we adopted the Xcorporeal, Inc. 2006 Incentive Compensation Plan and the related form of option agreement. The plan authorizes the grant of stock options, restricted stock, restricted stock units and stock appreciation rights. Effective February 28, 2007, there are 3,900,000 shares of common stock reserved for issuance pursuant to the plan (subject to adjustment in accordance with the provisions of the plan). The plan will continue in effect for a term of up to ten years
Stock Options to Employees, Officer and Directors
     The Compensation Committee of our Board of Directors determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period. Options generally vest over five years and have a maximum life of ten years. On May 11, 2007, we granted options to purchase an aggregate of 625,000 shares of our common stock under the 2006 Incentive Compensation Plan to employees. The options vest ratably over 4 or 5 years, are exercisable at $7.00 per share, the fair market value of our common stock on the grant date, and expire in 2017. The fair value of such stock options was $3.8 million.
     We reported $0.8 million and $1.5 million in stock-based compensation expense for employees, officers and directors for the three and six month period ended June 30, 2007, respectively. No such stock-based compensation expense was reported for the three and six month period ended June 30, 2006.
     All compensation expense for stock options granted has been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the quarter
ended
June 30, 2007
Expected dividend yields	zero
Expected volatility	110%
Risk-free interest rate	4.60%
Expected terms in years	6.25-6.50
Warrants and Stock Options to Non-Employees
     On May 11, 2007, we also issued stock options to a consultant to purchase 50,000 shares of common stock in exchange for consulting services. These stock options vest ratably over 5 years so long as the consultant continues to provide services, are exercisable at $7.00 per share, the fair market value of our common stock on the grant date and expire 2017. The resulting fair value of such stock options was $0.3 million.
     We reported $0.1 million and $2.8 million in stock-based compensation expense for consultants for the three and six month period ended June 30, 2007, respectively. No such stock-based compensation expense was reported for the three and six month period ended June 30, 2006.
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

     All charges for warrants granted have been determined under the fair value method using the Black-Scholes option-pricing model with the following assumptions:

For the quarter
ended
June 30, 2007
Expected dividend yields	zero
Expected volatility	135%
Risk-free interest rate	4.67%
Expected terms in years	9.87
     The following table shows the change in unamortized compensation expense for stock options and warrants issued to employees, officers, directors and non-employees during the six months ended June 30, 2007:

	Stock Options and	Unamortized
	Warrants	Compensation
	Outstanding	Expense

January 1, 2007	2,054,221	$10,002,154
Granted in the period	2,160,000	13,343,156
Cancelled in the period	(50,000)	(282,403)
Expensed in the period		(4,297,569)

June 30, 2007	4,164,221	$18,765,338

Note 12 — Subsequent Events
     In July 2007, we entered into an agreement with Aubrey Group, Inc., an FDA-registered third-party contract developer and manufacturer of medical devices for the design and development of a Portable Artificial Kidney (PAK). The PAK will be designed for use as a Continuous Renal Replacement Therapy (CRRT) in either a hospital (with medical supervision) or home setting. The development is expected to be completed by the end of 2008 and projected labor and material costs are estimated at approximately $5.1 million over the term. The agreement can be terminated at any time with 30 business days notice.
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
Plan of Operation
Overview
     We are a medical device company actively researching and developing an extracorporeal platform to perform functions of various human organs. Our prototype systems apply modern electronics and engineering principals to reduce the size, cost and power requirements of conventional extracorporeal therapies including ultrafiltration therapy for fluid overload resulting from congestive heart failure and acute and chronic renal replacement therapies (kidney dialysis). Our platform may also improve the quality of therapy delivered ultimately leading to better patient outcomes and reduced healthcare costs.
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
Intellectual Property
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
     In addition, we are actively developing additional intellectual property that in part supersedes the rights licensed under the License Agreement. We are filing patent applications to protect and improve the inventions that are commercially important for the development of our business and we plan to continually expand our patent portfolio.
     We also have pending applications to register our trademarks “Xcorporeal,” “Xcorporeal WUD” and “Xcorporeal WAK.”
Description of Business
     For the coming year we plan to test and develop the technology for our extracorporeal platform and other medical devices. In its simplest configuration, our product platform can be used as an ultrafiltration machine which will remove a predetermined amount of water from a patients’ blood stream. Removal of excess water by ultrafiltration has been shown to be an effective therapy for management of fluid overload in patients with congestive heart failure under physician supervision. We can also add additional components to our platform to configure a full dialysis machine, which can remove metabolic waste (urea, creatinine) and toxins from the blood. Dialysis has been shown to be an effective therapy for treatment of kidney failure.
     The resulting four products in the order in which we plan to market them are:
•	Hospital ultrafiltration therapy for fluid overload resulting from congestive heart failure
•	Hospital acute renal replacement therapy
•	Home chronic renal replacement therapy
•	Wearable Artificial Kidney (WAK) for chronic treatment of End Stage Renal Disease (ESRD)
     We will also plan our Validation and Verification strategy including bench testing, clinical testing, and regulatory strategy in the US and abroad.
Product Applications
     Our platform technology enables us to build small, light-weight, portable medical devices that filter and cleanse a patient’s blood. In addition, our devices will consume less water and electricity than competitor devices currently in use.
     The first application of the technology will be an ultrafiltration device that will be used to remove excess salt and water from congestive heart failure patients hospitalized with fluid overload. The Xcorporeal CHF device will provide patients with simple, convenient, efficient and cost effective ultrafiltration therapy. An initial prototype of this device was successfully tested during the third quarter of 2006. The second application of the platform technology will be portable renal replacement devices that will remove unwanted chemicals, toxins and excess fluids from the blood of patients with renal failure. The same attributes (portability, size, weight, and fluid and electricity reduction) will make the renal replacement device an attractive alternative to conventional Continuous Renal Replacement Therapy (CRRT) machines for hospitalized patients. The technology will also be adapted to provide a “truly” portable device for home hemodialysis. Finally, we are also developing a breakthrough product for the treatment of End Stage Renal Disease (ESRD), the Wearable Artificial Kidney (WAK). This miniature, wearable device will enable continuous (24 hrs/day and 7 days/week) renal replacement therapy that should reduce the morbidity and mortality of ESRD patients as well as improve their quality of life. The feasibility of such a device was demonstrated in a clinical study conducted in London during the first quarter of 2007.

Research and Development
     R&D Team
     We have recruited an experienced scientific team to execute our research and development plan. The goals of our research and development efforts will include:
•	Adapting the extracorporeal platform technology to develop four devices for medical use. We believe our technology is a platform for a number of devices that can be used to treat other diseases and will offer substantive value propositions for patients and healthcare providers.
•	Developing software to allow physicians to customize the function of the device to meet the specific dialysis needs of each patient.
•	Expanding our recruiting and retaining an experienced team of scientists and engineers.
•	Improving the chemicals used in the dialysis process. The current chemicals have been used for decades. We believe new chemicals that last longer and can be used in smaller quantities would further reduce the cost and weight of our product.
     Clinical Studies
     The feasibility of the Xcorporeal platform technology was demonstrated in a porcine model during 2004 and 2005. The feasibility of a prototype UFdevice for treatment of fluid overload in humans was demonstrated by the treatment of six volunteers in Vicenza, Italy in July and August 2006. We demonstrated the feasibility of the WAK prototype for dialysis treatment in humans by the treatment of eight volunteers in London in March 2007. We are planning additional clinical trials over the next few years, culminating in a pivotal study to support a regulatory submission.
     We incurred approximately $1.5 million and $2.7 million in research and development expenses for the three and six months ended June 30, 2007, respectively. This compares to $1.3 million incurred during the year ended December 31, 2006. We expect our research and development expenses to increase as a result of additional headcount in the areas of product development and quality assurance and regulatory affairs, a higher level of third-party consulting activity and other related expenses.
     Third-party Arrangements
     In July 2007, we entered into an agreement with Aubrey Group, Inc., an FDA-registered third-party contract developer and manufacturer of medical devices for the design and development of a Portable Artificial Kidney (PAK). The PAK will be designed for use as a Continuous Renal Replacement Therapy (CRRT) in either a hospital (with medical supervision) or home setting. The development is expected to be completed by the end of 2008 and projected labor and material costs are estimated at approximately $5.1 million over the term. The agreement can be terminated at any time with 30 business days notice.
     We also contract with other third parties to assist in our research and development efforts and to supplement our internal resources while we continue to grow our organization.
     Management Team and Board of Directors
     At the end of the second quarter we had 15 full-time employees. We continue to aggressively hire industry talent to complement and expand our management team with a particular focus on product development, regulatory affairs and operations. During the third quarter we expect to add management in sales and marketing, product development as well as other areas of the Company.
     During the third quarter of 2007, we also plan on adding new board members with significant industry expertise and operational experience in the businesses relevant to Xcorporeal.
Management’s Discussion and Analysis
Results of Operations for the three and six months ended June 30, 2007
     We have not generated any revenues since inception. We incurred net loss of $2.8 million and $7.7 million for the three and six months ended June 30, 2007, compared to a net loss of $5,587 and $11,790 for the three and six months ended June 30, 2006, respectively. The net loss for the three and six months ended June 30, 2007 was primarily due to (i) research, development and other expenses related to advancing our kidney and congestive heart failure treatment technologies, (ii) stock compensation expense related to options and warrants granted to directors, officer, employees and consultants, and (iii) legal and audit fees. The net loss for the three and six months ended June 30, 2006 was a result of general and administrative expenses incurred for the non-operating public shell entity. At June 30, 2007, we had positive working capital of $22.0 million compared to positive working capital of $25.4 million for beginning of the year.

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
     At June 30, 2007 we had cash, cash equivalents and marketable securities of approximately $23,106,516. We are currently expending cash at a rate of approximately $0.9 million per month. At present rates, we will not have to raise additional funds in the next twelve months.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.
Legal Proceedings
     We are involved in arbitration against National Quality Care, Inc. concerning our License Agreement, as described in our most recent annual report. From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

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
Marketable Securities
     We classify investments with maturity dates greater than three months when purchased as marketable securities. Investments, including auction rate securities and certificates of deposit with maturity dates greater than three months when purchased and which have readily determined fair values are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Auction rate securities are recorded at cost, which equals fair market value, as the rate on such securities generally resets every 7, 28 or 35 days. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.
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
ITEM 3. Controls and Procedures.
     We conducted an evaluation, under the supervision and with the participation of our President and Chief Operating Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007. Based upon this evaluation, our President and Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended June 30, 2007.
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
     Not applicable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On May 11, 2007, we issued a total of 625,000 stock options to purchase shares of our common stock with an exercise price of $7.00 per share under the 2006 Incentive Compensation Plan to five employees.
     On May 11, 2007, we also issued 50,000 stock options to purchase shares of our common stock with an exercise price of $7.00 per share to one consultant in exchange for consulting services.
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

Date: August 6, 2007	By:	/s/ ROBERT S. STEFANOVICH
Robert S. Stefanovich
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)